Form 10-Q
period 2010-09-30
NetSpend Holdings, Inc.
filed 2010-11-10
CIK 1496623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010

OR

☐                    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                         to

Commission file number: 001-34915

NETSPEND HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2306550
(State of organization)	(I.R.S. Employer Identification No.)

701 BRAZOS STREET
SUITE, 1300
AUSTIN, TEXAS	78701-2582
(Address of principal executive offices)	(Zip Code)

(512) 532-8200

(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The Registrant had 88,742,047 shares of common stock, par value $0.001 per share, outstanding as of November 5, 2010.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NetSpend Holdings, Inc.

Condensed Consolidated Balance Sheets

As of December 31, 2009 and September 30, 2010

	December 31,	September 30,
	2009	2010
		(Unaudited)
	(in thousands, except share and per-share data)
Assets
Current assets
Cash and cash equivalents	$21,154	$27,077
Accounts receivable, net of allowance for doubtful accounts of $50 and $93 as of December 31, 2009 and September 30, 2010, respectively	4,513	5,601
Prepaid card supply	1,783	1,471
Prepaid expenses	2,357	2,388
Other current assets	1,845	2,824
Income tax receivable	2,375	—
Deferred tax assets	2,872	5,121
Total current assets	36,899	44,482

Property and equipment, net	24,441	22,589
Goodwill	128,567	128,567
Intangible assets	28,981	26,616
Long-term investment	—	4,800
Other assets	3,397	4,420
Total assets	$222,285	$231,474

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable (includes $609 and $0 of related party payables as of December 31, 2009 and September 30, 2010, respectively)	$3,444	$2,264
Income tax payable	—	107
Accrued expenses (includes $2,593 and $2,966 of accrued related party expenses as of December 31, 2009 and September 30, 2010, respectively)	21,531	26,332
Cardholders’ reserve	1,620	2,813
Deferred revenue	2,158	1,274
Long-term debt, current portion	21,513	1,676
Total current liabilities	50,266	34,466

Long-term debt, net of current portion	51,979	58,500
Deferred tax liabilities	10,318	11,159
Other non-current liabilities	370	405
Total liabilities	112,933	104,530

Commitments and contingencies (Note 14)

Stockholders’ equity
Class A common stock, $0.001 par value; 150,000,000 shares authorized; outstanding: (as of December 31, 2009 - 77,198,193 issued less 1,870,000 held in treasury and as of September 30, 2010 - 77,444,353 issued less 3,370,000 held in treasury)	77	77
Class B common stock, $0.001 par value; 15,000,000 shares authorized; outstanding: (as of December 31, 2009 - 10,244,609 shares and as of September 30, 2010 - 10,459,659 shares)	10	11
Treasury stock at cost	(5,704)	(11,374)
Additional paid-in capital	119,484	124,463
Accumulated other comprehensive income	—	1,014
Retained earnings (accumulated deficit)	(4,515)	12,753
Total stockholders’ equity	109,352	126,944

Total liabilities & stockholders’ equity	$222,285	$231,474

See accompanying notes to condensed consolidated financial statements.

NetSpend Holdings, Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2009 and 2010

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(in thousands, except per-share data)

Operating Revenues (includes $753 and $1,138 of related party revenues for the three months ended September 30, 2009 and 2010, respectively, and $2,039 and $3,397 for the nine months ended September 30, 2009 and 2010, respectively)	$55,962	$68,208	$165,598	$205,175

Operating Expenses
Direct operating costs (includes $6,556 and $9,281 of related party expenses for the three months ended September 30, 2009 and 2010, respectively, and $21,396 and $28,375 for the nine months ended September 30, 2009 and 2010, respectively)	25,754	32,364	77,580	95,381
Salaries, benefits and other personnel expenses	11,862	13,149	35,419	39,732
Advertising, marketing and promotion costs	3,617	3,369	9,790	10,738
Other general and administrative costs (includes $29 and $34 of related party expenses for the three months ended September 30, 2009 and 2010, respectively, and $157 and $210 for the nine months ended September 30, 2009 and 2010, respectively)	5,234	4,777	17,209	13,865
Depreciation and amortization	2,537	3,223	7,681	9,298
Settlement (gains) and other losses	—	—	(10,229)	4,300
Total operating expenses	49,004	56,882	137,450	173,314
Operating income	6,958	11,326	28,148	31,861

Other Income (Expense)
Interest income	4	20	31	66
Interest expense	(1,312)	(926)	(4,065)	(2,983)
Loss on extinguishment of debt	—	(734)	—	(734)
Total other expense	(1,308)	(1,640)	(4,034)	(3,651)
Income before income taxes	5,650	9,686	24,114	28,210
Provision for income taxes	2,070	3,306	9,456	10,766
Net income	$3,580	$6,380	$14,658	$17,444

Net income per share for class A and class B common stock:
Basic	$0.04	$0.07	$0.17	$0.20
Diluted	$0.04	$0.07	$0.17	$0.20

See accompanying notes to condensed consolidated financial statements.

NetSpend Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2010

(Unaudited)

	September 30,	September 30,
	2009	2010
	(in thousands)

Cash flows from operating activities
Net income	$14,658	$17,444
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,681	9,298
Amortization of debt issuance costs	336	343
Loss on extinguishment of debt	—	734
Gain on settlement	(1,192)	—
Stock-based compensation	3,407	4,414
Tax benefit associated with stock options	(18)	(46)
Provision for cardholder losses	3,626	5,931
Deferred income taxes	244	(1,984)
Changes in operating assets and liabilities
Accounts receivable	2,024	(1,088)
Income tax receivable or payable	2,980	2,528
Prepaid card supply	329	312
Prepaid expenses	(1,190)	(31)
Other current assets	(1,087)	(979)
Other long-term assets	(1,876)	(638)
Accounts payable and accrued expenses	(333)	3,621
Cardholders’ reserve	(3,598)	(4,738)
Other liabilities	538	(849)
Net cash provided by operating activities	26,529	34,272

Cash flows from investing activities
Purchase of property and equipment	(10,501)	(5,081)
Long-term investment	—	(3,210)
Net cash used in investing activities	(10,501)	(8,291)

Cash flows from financing activities
Dividends paid	(5,000)	—
Dividend equivalents paid	(213)	(176)
Proceeds from the exercise of stock options	113	494
Proceeds from the exercise of stock warrants	—	26
Tax benefit associated with stock options	18	46
Proceeds drawn from revolving credit facility	—	58,500
Issuance cost of long-term debt	(361)	(1,462)
Principal payments on debt	(17,025)	(71,816)
Treasury stock purchase	(219)	(5,670)
Net cash used in financing activities	(22,687)	(20,058)

Net change in cash and cash equivalents	(6,659)	5,923

Cash and cash equivalents at beginning of period	21,490	21,154
Cash and cash equivalents at end of period	$14,831	$27,077

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,825	$2,699
Cash paid for income taxes	6,567	10,666
Capital lease entered into for the purchase of software	3,383	—

See accompanying notes to condensed consolidated financial statements.

Note 1: Organization and Business

Nature of Operations — NetSpend Holdings, Inc. (‘‘NetSpend’’ or the ‘‘Company’’), based in Austin, Texas was formed as a Delaware corporation on February 18, 2004. It was formed in connection with the recapitalization of one of the Company’s current subsidiaries, NetSpend Corporation, which was founded in 1999. The Company operates in one reportable business segment to provide general purpose reloadable (‘‘GPR’’) prepaid debit cards and alternative financial service solutions to underbanked consumers in the United States. The Company’s products empower underbanked consumers to become ‘‘self-banked’’ by providing FDIC-insured depository accounts with a menu of pricing and features specifically tailored to their needs. The Company has built an extensive distribution and reload network comprised of financial service centers and other retail locations throughout the United States.

The Company is an agent of FDIC-insured depository institutions that serve as the issuers of the Company’s products. The Company has agreements with Meta Payment Systems, a division of Meta Financial Group (‘‘Meta’’ or “MetaBank”), Inter National Bank (‘‘INB’’), U.S. Bank and Sun Trust Bank (collectively, the ‘‘issuing banks’’) whereby the issuing banks issue MasterCard International (‘‘MasterCard’’) or Visa USA, Inc. (‘‘Visa’’) branded cards to customers. The Company’s products may be used to purchase goods and services wherever MasterCard and Visa are accepted or to withdraw cash via automatic teller machines (‘‘ATMs’’).

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of NetSpend and its subsidiaries (collectively, the ‘‘Company’’) do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). The Company’s significant accounting policies are disclosed in the notes to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2009. Therefore, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2009 included in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the Securities and Exchange Commission (“SEC”) on October 19, 2010.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal, recurring nature considered necessary to be fairly stated.

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These accounting estimates reflect the best judgment of management. Actual results could significantly differ from management’s estimates and judgments.

Significant Concentrations — Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. A significant portion of the Company’s cash is deposited in cash and money market funds at large depository institutions, many of which have received funds under the U.S. government’s Troubled Asset Relief Program. Deposits of cash and cash equivalents exceed federally insured limits; however, the Company has not experienced any losses on its deposits.

Accounts receivable as of December 31, 2009 and September 30, 2010 are primarily receivables due from cardholders for service fees and for interchange revenues due from card associations related to merchant point of sale transactions.

Cardholder funds and deposits related to the Company’s products are held at FDIC insured issuing banks for the benefit of the cardholders. The Company uses four primary issuing banks; however, Meta holds a majority of cardholder funds. The failure of any of the Company’s issuing banks could have a material adverse effect on the Company’s business.

The Company derives approximately one-third of its revenue from GPR cards sold through one of its third-party distributors, ACE Cash Express, Inc. (‘‘ACE’’). The Company’s current distribution agreement with ACE is effective through March 2016.

Note 2: Other Financial Data

Compensating Balances and Restricted Cash — The Company has established compensating balances at its issuing banks to offset overdrawn cardholder accounts. Some of these compensating balance accounts are included in the Company’s Condensed Consolidated Balance Sheets as cash and cash equivalents because there are no legal or contractual restrictions over deposits in these accounts.  As of December 31, 2009 and September 30, 2010 these compensating balances totaled $1.2 million.

Restricted cash is cash with statutory or contractual restrictions that prevent it from being used in the Company’s operations. Restricted cash is classified in other non-current assets on the Company’s Condensed Consolidated Balance Sheets. The Company had restricted cash of $0.4 million and $0.5 million as of December 31, 2009 and September 30, 2010, respectively.

Cardholders’ Reserve — The Company is exposed to transaction losses due to cardholder fraud and other losses resulting from cardholder activity, as well as non-performance of third parties. The Company establishes a cardholders’ reserve for estimated losses arising from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use, and merchant-related chargebacks due to non-delivery of goods or services. These reserves are established based upon historical loss and recovery rates, and cardholder activity for which specific losses can be identified. The cardholders’ reserve was approximately $1.6 million and $2.8 million as of December 31, 2009 and September 30, 2010, respectively. The provision for cardholder losses is included in direct operating costs in the Condensed Consolidated Statements of Operations.

Establishing the reserve for transaction losses is an inherently uncertain process, and ultimate losses may vary from the current estimate. The Company regularly updates its reserve estimate as new facts become known and events occur that may impact the settlement or recovery of losses.

Fair Value Of Assets And Liabilities — The Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, long-term investments and current and non-current borrowings. As of December 31, 2009 and September 30, 2010, the fair values of cash, cash equivalents, accounts receivable and accounts payable approximated carrying values because of the short-term nature of these instruments. As of December 31, 2009 and September 30, 2010 the long-term investment was recorded at its fair value based on quoted prices in an active market.

As of December 31, 2009 and September 30, 2010, the fair value of the Company’s outstanding borrowings approximated their carrying value based on prevailing market rates for borrowings with similar ratings and maturities.

As of September 30, 2010 there was no required fair value measurement for assets and liabilities measured at fair value on a non-recurring basis.

Note 3:  Investments

In January 2010, the Company purchased 150,000 shares of the common stock of Meta Financial Group, Inc., the holding Company of Meta, one of the Company’s issuing banks, for the purchase price of $3.2 million. The investment in Meta is an available-for-sale security and is included in the Condensed Consolidated Balance Sheet as a long-term investment. As of September 30, 2010, the Company’s long-term investment is stated at fair value using its quoted price in an active market. As of September 30, 2010, the fair value of the Company’s investment in Meta was $4.8 million. Subsequent to September 30, 2010, the value of the Company’s investment in Meta significantly declined. See Note 17 for further discussion.

Note 4: Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on fair value measurements and disclosures to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of the additional requirements is not expected to have a material impact on the consolidated financial statements.

In February 2010, the FASB issued an amendment to the guidelines on accounting for subsequent events. The amendment clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued, but that SEC filers are not required to disclose the date through which subsequent events have been evaluated. The amendment was effective upon issuance and did not have an impact on the consolidated financial statements.

Note 5:  Comprehensive Income

The Company’s comprehensive income is included as a component of stockholders’ equity and is composed of net income and unrealized gains and losses on investments designated as available-for-sale. As of September 30, 2010, the Company had an unrealized gain of $1.0 million, net of tax, related to the difference between the fair value of the long-term investment of $4.8 million on September 30, 2010 and the $3.2 million purchase price.

The following table presents the calculation of comprehensive income:

	Nine Months Ended
	September 30,
	2009	2010
	(in thousands of dollars)
Net income	$14,658	$17,444
Unrealized holding gain on investment, net of tax	—	1,014
Comprehensive income	$14,658	$18,458

Note 6: Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the number of weighted average common shares issued and outstanding for the period. The Company calculates basic and diluted earnings per share using the treasury stock method, the if-converted method, and the two-class method, as applicable.

The Company has two classes of common stock — class A common stock and class B common stock. Each share of class B common stock is convertible to one share of class A common stock as set forth in the Company’s certificate of incorporation. The rights, including the liquidation and dividend rights, of the holders of class A and class B common stock are identical, except with respect to voting.  As a result, the undistributed earnings are allocated based on the contractual participation rights of the class A and class B common shares as if all of the earnings for the period had been distributed.  As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis.  The Company assumes the conversion of shares of class B common stock into shares of class A common stock in the computation of diluted earnings per share of class A common stock.

Certain employee options and awards contain rights to dividend equivalents. The options with dividend equivalent rights are considered participating securities to the extent that the options have vested. In calculating basic earnings per share using the two-class method, the dividend equivalents paid on participating securities are excluded from net income available to common stockholders.

Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares issued and outstanding for the period plus amounts representing the dilutive effect of stock options, warrants, and restricted stock. The Company calculates dilutive potential common shares using the treasury stock method, which assumes that the Company will use proceeds from the exercise of stock options to repurchase shares of common stock to hold in its treasury stock reserves.

In computing diluted earnings per share, certain options and restricted stock awards were excluded because the number of shares that the Company could potentially repurchase with the use of proceeds from option exercises and restricted stock vesting, when adjusted for unamortized expense and tax benefits, would be greater than the number of options exercised and awards vested. During the three months ended September 30, 2009 and 2010, respectively, the potential dilutive effect of 9.7 million and 0.4 million stock options and restricted stock awards were excluded from the computation of diluted weighted average shares outstanding.  During the nine months ended September 30, 2009 and 2010, respectively, the potential dilutive effect of 9.8 million and 1.6 million stock options and restricted stock awards were excluded from the computation of diluted weighted average shares outstanding.  These excluded options and awards could potentially dilute earnings per share in the future.

The following is a reconciliation of the numerator (net income) and the denominator (weighted average number of common shares) used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2010:

	Three Months Ended
	September 30,
	2009		2010
	Class A	Class B	Class A	Class B
	(in thousands, except per-share data)
Basic earnings per share:
Net income	$3,160	$420	$5,590	$790
Less: Earnings distributed to participating securities	—	—	—	—
Less: Undistributed earnings allocated to participating securities	(28)	(4)	(61)	(9)
Undistributed earnings available to common stockholders	$3,132	$416	$5,529	$781

Weighted-average shares outstanding used in basic calculation	75,495	10,043	74,027	10,458

Basic earnings per share	$0.04	$0.04	$0.07	$0.07

Diluted earnings per share:
Undistributed earnings available to common stockholders	3,132	416	5,529	781
Add: Earnings distributed to participating securities	—	—	—	—
Add: Undistributed earnings allocated to participating securities	32	—	70	—
Add: Reallocation of undistributed earnings as a result of conversion of class B to class A shares	416	—	781	—
Add: Reallocation of undistributed earnings to class B shares	—	—	—	—
Net income	$3,580	$416	$6,380	$781

Weighted-average shares outstanding used in basic calculation	75,495	10,043	74,027	10,458
Weighted-average effect of dilutive securities:
Conversion of class B to class A common shares outstanding	10,043	—	10,458	—
Options	626	—	3,549	—
Warrants	370	—	544	—
Restricted stock	39	39	148	34
Weighted-average shares outstanding used in diluted calculation	86,573	10,082	88,726	10,492

Diluted earnings per share	$0.04	$0.04	$0.07	$0.07

	Nine Months Ended
	September 30,
	2009		2010
	Class A	Class B	Class A	Class B
	(in thousands, except per-share data)
Basic earnings per share:
Net income	$12,932	$1,726	$15,299	$2,145
Less: Earnings distributed to participating securities	(188)	(25)	(154)	(22)
Less: Undistributed earnings allocated to participating securities	(115)	(15)	(150)	(21)
Undistributed earnings available to common stockholders	$12,629	$1,686	$14,995	$2,102

Weighted-average shares outstanding used in basic calculation	75,580	10,085	74,293	10,416

Basic earnings per share	$0.17	$0.17	$0.20	$0.20

Diluted earnings per share:
Undistributed earnings available to common stockholders	12,629	1,686	14,995	2,102
Add: Earnings distributed to participating securities	213	—	176	—
Add: Undistributed earnings allocated to participating securities	130	—	171	—
Add: Reallocation of undistributed earnings as a result of conversion of class B to class A shares	1,686	—	2,102	—
Add: Reallocation of undistributed earnings to class B shares	—	31	—	—
Net income	$14,658	$1,717	$17,444	$2,102

Weighted-average shares outstanding used in basic calculation	75,580	10,085	74,293	10,416
Weighted-average effect of dilutive securities:
Conversion of class B to class A common shares outstanding	10,085	—	10,416	—
Options	634	—	1,749	—
Warrants	368	—	486	—
Restricted stock	82	82	109	59
Weighted-average shares outstanding used in diluted calculation	86,749	10,167	87,053	10,475

Diluted earnings per share	$0.17	$0.17	$0.20	$0.20

NOTE 7: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2009 and September 30, 2010:

	December 31,	September 30,
	2009	2010
	(in thousands of dollars)
Computer and office equipment	$14,033	$13,633
Computer software	16,583	24,398
Furniture and fixtures	1,317	1,381
Leasehold improvements	1,609	1,621
Construction in progress	9,387	4,189
	42,929	45,222
Less: Accumulated depreciation	(18,488)	(22,633)
	$24,441	$22,589

Property and equipment are assessed for impairment whenever events or circumstances indicate the carrying value of an asset group may not be fully recoverable by comparing the carrying value to total future undiscounted cash flows. Impairment is recorded for long-lived assets equal to the excess of the carrying amount of the asset group over its estimated fair value. During the nine months ended September 30, 2010, there were no events or circumstances indicating that the Company’s long-lived assets were impaired.

Depreciation expense for the three months ended September 30, 2009 and 2010 was approximately $1.8 million and $2.4 million, respectively.  Depreciation expense for the nine months ended September 30, 2009 and 2010 was approximately $5.0 million and $6.9 million, respectively.

NOTE 8: INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, 2009 and September 30, 2010:

	December 31,	September 30,
	2009	2010
	(in thousands of dollars)
Distributor and partner relationships	$26,426	$26,426
Trademarks and tradenames	10,615	10,615
Developed technology	7,261	7,261
Other	168	168
	44,470	44,470
Less: Accumulated amortization	(15,489)	(17,854)
	$28,981	$26,616

Amortization expense for each of the three months ended September 30, 2009 and 2010 was $0.8 million.  Amortization expense for the nine months ended September 30, 2009 and 2010 was $2.7 million and $2.4 million, respectively.

NOTE 9: ACCRUED EXPENSES

Accrued expenses as of December 31, 2009 and September 30, 2010 consisted of the following:

	December 31,	September 30,
	2009	2010
	(in thousands of dollars)
Commissions payable to distributors	$4,972	$5,178
Accrued wages and related personnel expenses	5,819	7,040
Other accrued expenses	10,740	14,114
	$21,531	$26,332

NOTE 10: DEBT

As of December 31, 2009 and September 30, 2010, the Company’s outstanding principal borrowings consisted of the following:

	December 31,	September 30,
	2009	2010
	(in thousands of dollars)
Term loan	$61,875	$—
Revolving credit facility	9,000	58,500
Capital lease	2,617	1,676
Total long-term debt	73,492	60,176
Less:
Current portion of term loan	11,250	—
Current portion of credit facility	9,000	—
Current portion of capital lease	1,263	1,676
Long-term debt, current portion	21,513	1,676
Long-term debt, net of current portion	$51,979	$58,500

In 2008, the Company entered into a credit facility with a syndicate of banks with JP Morgan as administrative agent (the “prior credit facility”). The prior credit facility provided financing of $105.0 million, consisting of a $75.0 million term loan and a $30.0 million revolving credit facility, which included a $2.0 million swingline facility and commitments for up to $2.5 million in letters of credit. The term loan was repayable in quarterly installments with a maturity date of June 2013, and the revolving credit facility had a maturity date of July 2013. Loans under the prior credit facility bore interest at the greater of 6.0% per annum or at a market rate based on either the alternate base rate or LIBOR, plus a spread.

In September 2010, the Company entered into a new credit facility with a syndicate of banks with Sun Trust Bank as administrative agent. The new credit facility provides a $135.0 million revolving credit facility with an accordion feature that allows the Company to request increases to the revolving credit facility up to $50.0 million. The initial borrowings under the new credit facility of $58.5 million were used to repay in full the $56.3 million of outstanding indebtedness under the prior credit facility, $0.7 million of accrued interest, and $1.5 million of debt issuance costs associated with the new credit facility, which are being amortized over the 5-year term of the new credit facility. The Company recorded a $0.7 million loss on the early extinguishment of the prior credit facility related to the write-off of remaining capitalized debt issuance costs associated with the prior credit facility.

Future proceeds drawn under the new credit facility may be used for ongoing working capital, capital expenditures, acquisitions and other general corporate purposes. The new credit facility has a maturity date of September 2015, and provides for and includes a $5.0 million swingline facility and $15.0 million letter of credit facility. At the Company’s option, the Company may prepay any borrowings in whole or in part, without any prepayment penalty or premium.

The outstanding borrowings under the new credit facility bear interest, at the Company’s election, as either base rate or Eurodollar loans. Base rate loans bear annual interest at the base rate (the greater of the federal funds rate plus 0.50%, the prime rate, or one-month LIBOR plus 1.00%) plus a spread of 1.50% to 2.25% based on the Company’s leverage ratio. Eurodollar loans bear interest at the adjusted LIBOR for the interest period in effect for such borrowings plus a spread of 2.50% to 3.25% based on the Company’s leverage ratio. The Company’s interest rate on Eurodollar loans, which comprised all of the Company’s outstanding borrowings as of September 30, 2010 was 3.0%.

The new credit facility contains certain financial and non-financial covenants and requirements, including a leverage ratio, fixed charge ratio and certain restrictions on the Company’s ability to make investments, pay dividends or sell assets.  It also provides for customary events of default as defined in the agreement, including failure to pay any principal or interest when due, failure to comply with covenants, and default in the event of a change in control. The Company was in compliance with these covenants as of September 30, 2010.

Under the new credit facility, letters of credit may be issued for a period of up to one year and will have an expiration date of one year or ten business days prior to the new credit facility’s maturity date of September 2015, and may contain provisions for automatic renewal, subject to certain conditions.  Letters of credit bear interest, at the Company’s election, as either base rate or Eurodollar loans.  The Company pays a participation fee with respect to any participation in letters of credit, which accrues at the applicable rate on the average daily amount of such lender’s letter of credit exposure from the effective date to the date on which such lender ceases to have any letter of credit and exposure.  The Company also pays the lending bank a fronting fee, which accrues at the rate of 0.25% per annum on the average daily amount of the letter of credit exposure from the effective date to the date on which there ceases to be any letter of credit exposure, as well as the issuing bank’s standard fees.  Participation fees and fronting fees are payable in arrears on the last day of each calendar quarter for such calendar quarter, commencing with the calendar quarter ending December 31, 2010.

The terms of the new credit facility require the Company to pay a commitment fee to the administrative agent for the account of each lender, which accrues at a rate per annum equal to 0.45% to 0.50%, based on the Company’s leverage ratio, on the average daily unused amount of each commitment of such lender, and is payable in arrears on the last day of each calendar quarter for such calendar quarter, commencing with the calendar quarter ending December 31, 2010.

In addition to balances under the new credit facility, as of September 30, 2010, the Company’s debt consists of a capital lease entered into in 2009 for the purchase of software. During the nine months ended September 30, 2010, the Company made payments of $1.0 million towards the capital lease, which includes interest payments at an effective interest rate of 6.0%.

As of December 31, 2009 and September 30, 2010, all of the Company’s debt represents variable interest rate debt that re-prices within one year.  As a result, the fair value of the Company’s debt approximates the carrying value as of December 31, 2009 and September 30, 2010.

The aggregate amounts of annual principal maturities of long-term debt and required payments under the capital lease are as follows:

(in thousands of dollars)	Long-term debt	Capital lease
Remainder of 2010	—	348
2011	—	1,401
2012	—	—
2013	—	—
2014	—	—
2015	58,500	—
	$58,500	$1,749

The following table presents the availability under the $135.0 million revolving credit facility as of September 30, 2010:

(in thousands of dollars)

Total available revolving credit facility	$135,000
Less: outstanding revolving credit loans	(58,500)
Less: outstanding swingline loans	—
Less: outstanding letters of credit	—
Remaining availability under the revolving credit facility	$76,500

Note 11: Stockholders’ Equity

Class A and B Common Stock

The Company’s certificate of incorporation authorize the Company to issue 150,000,000 shares of class A common stock, par value $0.001 per share, and 15,000,000 shares of class B common stock, par value $0.001 per share. Each share of class B common stock is convertible into one share of class A common stock as set forth in the Company’s certificate of incorporation.

Treasury Stock

Treasury stock is accounted for under the cost method and is included as a component of stockholders’ equity. During the nine months ended September 30, 2009, the Company reached agreements with defendants named in the MPower litigation, settling all disputes and claims between the Company and the defendants (see Note 14). In connection with the settlement, the Company acquired 570,000 shares of its outstanding class A common stock held by the defendants. The settlement transactions resulted in the Company’s non-cash acquisition of 400,000 shares of class A common stock, which is recorded as a litigation settlement gain of $1.2 million on the Company’s Condensed Consolidated Statement of Operations, and a $0.2 million cash purchase of 170,000 shares of class A common stock.

In March 2010, the Company repurchased 1,500,000 shares of its class A common stock for $5.7 million.

Dividend Equivalents

Certain employee options and awards contain rights to dividend equivalents. The dividend equivalents are paid when the underlying options vest. During each of the nine months ended September 30, 2009 and 2010, the Company paid $0.2 million in dividend equivalents.

Dividends

In 2008, the Company declared a $30.0 million dividend. The Company paid $25.0 million of the $30.0 million dividend in 2008 and paid the remaining $5.0 million in March 2009. The Company did not declare or pay any dividends during the nine months ended September 30, 2010.

Warrants

In February 2009, the Company issued 20,000 warrants to purchase shares of class A common stock to one of its distributors at a weighted average exercise price of $1.50 per share. The Company did not issue any warrants during the nine months ended September 30, 2010. No warrants were exercised or forfeited during the nine months ended September 30, 2009.  15,382 warrants were exercised and 4,086 warrants were forfeited during the nine months ended September 30, 2010.

A summary of warrant activity for the nine months ended September 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)
Warrants outstanding January 1, 2010	726,683	$1.69	4.3
Granted	—	$—
Exercised	(15,382)	$1.70
Forfeited	(4,086)	$1.69
Warrants outstanding September 30, 2010	707,215	$1.69	3.5
Exercisable and outstanding September 30, 2010	707,215	$1.69	3.5

Note 12: Share Based Payment

Stock Incentive Plans

As of September 30, 2010, the Company has one stock-based compensation plan, the Second Amended and Restated NetSpend Holdings, Inc. 2004 Stock Option and Restricted Stock Plan (the “Plan”). The Plan provides for the grant of stock options and other stock-based awards to key employees, directors, and consultants, including executive officers. Under the Plan, the Company issues standard, event-based and performance-based options.

Standard options issued to employees vest over a four-year period and options granted to members of the board of directors vest over a three-year period. The Company expenses the grant-date fair value of standard options, net of estimated forfeitures, over the vesting period on a straight-line basis. During the nine months ended September 30, 2009 and 2010, the Company granted 1.2 million and 1.8 million standard stock options to employees, respectively.

Event-based options vest upon the earlier of (1) a change in control of the Company or (2) the second anniversary of the closing of an initial public offering. If a change in control or an initial public offering is not consummated by the Company during the legal life of the event-based option, the option will be cancelled. During the nine months ended September 30, 2010, the Company granted 0.9 million event-based options to employees.  The Company did not issue any event-based options during the nine months ended September 30, 2009. In the nine months ended September 30, 2010, the Company did not record stock compensation expense in connection with event-based options because vesting was contingent upon future events.

Performance-based options to purchase common stock carry service, market and performance conditions different from the Company’s other stock option agreements. The terms of the performance-based options specify that the options vest at the earlier of: (1) the Company’s achievement of a performance condition and the option holder’s continued employment with the Company over a four-year period, or (2) the option holder’s continued employment with the Company over a six-year period. During the nine months ended September 30, 2009, the Company issued a total of 0.1 million performance-based options. The Company did not issue any performance-based options during the nine months ended September 30, 2010.

The fair value of the stock options granted under the employee stock incentive plan during the nine months ended September 30, 2009 and 2010 was $2.7 million and $7.1 million, respectively.

In March 2010, the Board modified the terms of certain options held by a former member of the Company’s board of directors to allow the former board member’s options to continue vesting subsequent to the termination of the option holder’s board membership. The modification was approved by the board of directors in exchange for consulting services. The services were deemed non-substantive and additional compensation expense of approximately $0.2 million was recognized during the nine months ended September 30, 2010.

In April 2010, the Board also modified the performance condition of all performance-based options. Prior to the modification, the performance condition for employee option holders was the Company’s achievement of a pre-determined equity value hurdle in an initial public offering or change of control. The performance condition for all employee option holders, except the Company’s Chief Executive Officer, was modified to be the earlier of (1) the Company’s achievement of a determined equity value hurdle in an initial public offering, or (2) a change in control prior to an initial public offering and December 31, 2011, or (3) the Company’s achievement of a pre-determined earnings target.

As a result of the modification of the performance-based options, the Company recognized additional performance-based option expense of $0.2 million during the nine months ended September 30, 2010 and the future recognition period related to the unamortized performance-based option expense of $0.8 million was reduced from approximately four years to approximately two years.

The following table presents a summary of stock option activity for the nine months ended September 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding January 1, 2010	9,716,961	$3.26

Granted	2,622,700	$3.78
Exercised	(230,778)	2.15
Expired	(82,608)	1.44
Forfeited	(593,597)	3.54
Outstanding September 30, 2010	11,432,678	$3.40	7.8	$41,584,985

Vested and expected to vest at September 30, 2010	9,777,067	$3.36	7.7	$36,191,513

Exercisable at September 30, 2010	3,306,490	$2.94	6.8	$13,638,682

The aggregate intrinsic value in the table above represents the total pre-tax value, which is calculated as the difference between the Company’s stock price on September 30, 2010 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on September 30, 2010.  This amount changes based on the fair value of the Company’s stock.  Total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2010 was less than $0.1 million and $0.8 million, respectively.

Options with the following characteristics were outstanding as of September 30, 2010:

Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25 - $2.79	850,946	5.9	$1.24	818,176	$1.22
3.45	1,112,375	7.5	$3.45	558,631	$3.45
3.47	1,363,775	7.9	$3.47	531,302	$3.47
3.53	5,623,882	7.3	$3.53	1,398,381	$3.53
3.78	2,481,700	9.6	$3.78	—	$—
	11,432,678	7.8	$3.40	3,306,490	$2.94

Assumptions for Estimating Fair Value of Stock Option Grants

The Company uses the Binomial Lattice model for determining the estimated fair value for stock-based awards. The Binomial Lattice model requires analysis of actual exercise behavior data and a number of assumptions including expected volatility, risk-free interest rate, expected dividends, option cancellations, and forfeitures.

The following assumptions were used to value options granted during the nine months ended September 30, 2009 and 2010:

Nine Months Ended September 30,
	2009	2010

Expected volatility	56.3% - 60.6%	57.9% - 58.4%
Expected dividend yield	—	—
Expected term	7.7 - 9.4 years	7.2 - 8.5 years
Risk-free rate	2.5% - 3.5%	3.2% - 3.8%

The Company derived its volatility assumptions from the historical volatilities of comparable public companies. The dividend yield assumption is based on the Company’s expectation of future dividend payouts. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding, based on the Company’s historical experience and the contractual terms and vesting schedules of the underlying options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options.

Restricted Stock

During the nine months ended September 30, 2010, the Company issued awards of 0.7 million shares of restricted stock to its employees.  Restricted stock awards generally vest annually over a three to five year period.

Activity related to the Company’s restricted stock awards during the nine months ended September 30, 2010 is as follows:

	Shares of Unvested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at January 1, 2010	262,073	$3.47
Granted	674,043	$5.76
Vested	(215,050)	$3.47
Forfeited	(12,258)	$3.78
Balance at September 30, 2010	708,808	$4.75

Stock-Based Compensation Expense

During the three months ended September 30, 2009 and 2010, the Company recorded total stock-based compensation expense of $1.1 million and $1.4 million, respectively. During the nine months ended September 30, 2009 and 2010, the Company recorded total stock-based compensation expense of $3.4 million and $4.4 million, respectively.

Included in stock-based compensation expense for the nine months ended September 30, 2010 is $0.5 million related to the accelerated vesting of certain restricted stock awards held by former executives and employees of the Company in accordance with their employment agreements and $0.2 million associated with the modification of the terms of certain options held by a former member of the Company’s board of directors. During the three months ended September 30, 2010, the Company had no expense related to comparable items.

Note 13: Income Taxes

The Company’s provision for income taxes consists of U.S. federal and state taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year.

For the three months ended September 30, 2010, the Company recorded a provision for income taxes of $3.3 million, which resulted in an effective tax rate for the period of 34.1%. The effective tax rate for the three months ended September 30, 2010, was lower than the statutory rate as a result of discrete items, including the benefit for a research and development tax credit claimed on the Company’s 2009 U.S. Corporation Income Tax Return.

Note 14: Commitments And Contingencies

Operating Leases

The Company has commitments under operating lease agreements, principally a commitment for office space which extends through November 2011. Rent expense for each of the three months ended September 30, 2009 and 2010 was $0.4 million. Rent expense for each of the nine months ended September 30, 2009 and 2010 was $1.1 million. There have been no significant changes to the Company’s future lease commitments during the nine months ended September 30, 2010.

Service Agreements

The Company has agreements with various third-party vendors to provide card issuance services, card processing services, internet data center services, and other consulting services. The remaining term of the agreements range from one to six years in length and require monthly payments.

In January 2010, the Company amended its program management agreement with MetaBank, pursuant to which the Company agreed to use commercially reasonable efforts to promote MetaBank as a preferred issuing bank and MetaBank agreed to use commercially reasonable efforts to promote the Company as a preferred program manager.

During the nine months ended September 30, 2010, the Company accrued a $0.8 million contingent loss related to a contractual dispute with a vendor and the Company amended its agreement with the vendor pursuant to which the parties agreed to commence winding down the relationship. The $0.8 million contingent loss is included in settlement gains and other losses on the Condensed Consolidated Statement of Operations.

There were no other significant changes to the Company’s contractual commitments during the nine months ended September 30, 2010.

Guarantees

A significant portion of the Company’s business is conducted through retail distributors that provide load and reload services to cardholders at their retail locations. Members of the Company’s distribution and reload network collect cardholders’ funds and remit them by electronic transfer directly to the issuing banks for deposit in the cardholder accounts. The Company does not take possession of cardholders’ funds at any time during the settlement process. The Company’s issuing banks typically receive cardholders’ funds no earlier than three business days after they are collected by the retailer. If any retailer fails to remit cardholders’ funds to the Company’s issuing banks, the Company typically reimburses the issuing banks for such funds. The Company manages the settlement risk associated with this process through a formalized set of credit standards, limiting load volumes for certain retailers, requiring certain retailers to maintain deposits on account, and by typically maintaining a right of offset of cardholders’ funds against commissions payable to retailers. The Company has not experienced any significant historical losses associated with settlement failures and has not recorded a settlement guarantee liability as of December 31, 2009 or September 30, 2010. As of December 31, 2009 and September 30, 2010, the Company’s estimated gross settlement exposure was $11.0 million and $12.2 million, respectively.

Cardholders can incur charges in excess of the funds available in their card accounts and are liable for the resulting overdrawn account balance. While the Company generally declines authorization attempts for amounts that exceed the available balance in a cardholder’s account, the application of card association and network organization rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees, among other things, can result in overdrawn card accounts. The Company also provides, as a courtesy and at its discretion, certain cardholders with a ‘‘cushion’’ which allows them to overdraw their card accounts. In addition, eligible cardholders may enroll in the issuing banks’ overdraft protection programs pursuant to which the issuing banks fund transactions that exceed the available balance in the cardholders’ card accounts. The Company is responsible to the issuing banks for any losses associated with these overdrawn account balances. As of December 31, 2009 and September 30, 2010, the Company’s reserves intended to cover the risk that it may not recover cardholders’ overdrawn account balances were $1.6 million and $2.8 million, respectively. As of December 31, 2009 and September 30, 2010, cardholders’ overdrawn account balances totaled $4.1 million and $6.1 million, respectively.

Recoveries

In 2009, the Company, in conjunction with two of its issuing banks, identified excess funds related to chargebacks and fee-related recoveries from card associations, much of which the Company had previously written off in its loss reserves. As a result, the Company recorded a $9.0 million settlement gain in its Condensed Consolidated Statement of Operations during the nine months ended September 30, 2009, the period in which the chargebacks and fee-related recoveries were settled.

Alexsam Litigation

In October 2007, Alexsam, Inc. (‘‘Alexsam’’) filed suit against the Company in the District Court of Travis County, Texas, 419th Judicial District, asserting breach of a license agreement entered into between the Company and Alexsam in 2004. The license agreement was entered into by the parties following Alexsam’s assertion and subsequent dismissal without prejudice of a claim of patent infringement filed by Alexsam against the Company in 2003. Pursuant to the license agreement, NetSpend agreed to pay Alexsam certain royalty payments if NetSpend changed its business process to allow NetSpend cards to be activated or recharged in a manner allegedly covered by the patents held by Alexsam. The parties mediated the case in both 2008 and 2010 without reaching a settlement. In April 2010, NetSpend filed a motion for summary judgment, and following a hearing, the Court denied the motion without comment. The Company is evaluating the possible outcomes related to the litigation and has not recorded a contingent loss because it is currently unable to estimate its loss exposure, if any. The Company plans to vigorously contest Alexsam’s claims.  In November 2010, the case was removed to the United States District Court — Western District of Texas.

ACE Arbitration

In June 2010, during the course of negotiations with the Company’s largest distributor, ACE Cash Express, Inc. (“ACE”) regarding possible modifications to a distribution agreement, ACE initiated arbitration alleging breach of the agreement based on certain activities of the Company’s direct-to-consumer and online marketing programs and seeking, among other things, termination of the agreement. On July 14, 2010, the parties dismissed and released with prejudice all claims in the proceeding.  In September 2010, the Company entered into an amendment to its distribution agreement with ACE to reflect these modifications, which the Company does not expect to have a material impact on its business, financial condition or operating results.

Katz Settlement

In 2008, the Company received a letter from Ronald A. Katz Technology Licensing, L.P. (“RAKTL”), which contained an offer for the Company to acquire a license under the RAKTL portfolio of patents. In March 2010, the Company recorded a $4.0 million contingent loss as a result of substantive discussions and negotiations it held with RAKTL in early 2010. In July 2010, the Company and RAKTL reached an agreement on the matter. In accordance with the agreement, the Company will pay RAKTL a total of $3.5 million in exchange for the Company’s release from potential infringement liability related to the Company’s possible use of RAKTL patents. As part of the agreement, the Company also acquired a non-exclusive license related to certain pending RAKTL patents. The initial $4.0 million contingent loss was reversed and a $3.5 million loss was recorded in settlement gains and other losses on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010.

MPower Litigation

In 2008, the Company filed a lawsuit against MPower Ventures, LP, MPower Labs, Inc., Mango Financial, Inc., MPower Ventures Management, LLC, Rogelio Sosa, Bertrand Sosa, Richard Child, and John Mitchell, and subsequently amended the suit to add Futeh Kao and Mattrix Group, L.L.C (collectively,  “defendants”). In this lawsuit, the Company alleged breach of fiduciary duties, breach of contractual and common-law duties of confidentiality, breach of contractual non-solicitation, misappropriation of the Company’s trade secrets and confidential and proprietary information belonging to the Company, breach of noncompetition agreements, and engagement in a civil conspiracy. Defendant Mitchell asserted counterclaims against the Company alleging breach of contract relating to consulting services and payment of certain dividends, as well as for defamation. Mitchell sought actual and consequential damages and attorneys’ fees.

In March and June 2009, the Company reached agreements with the defendants, settling all disputes and claims between the Company and the defendants. In connection with the settlement, the Company acquired 570,000 shares of its outstanding class A common stock held by certain of the defendants. The settlement transactions resulted in the Company’s non-cash acquisition of 400,000 shares of class A common stock, which is recorded as a litigation settlement gain of $1.2 million in the Company’s Condensed Consolidated Statement of Operations during the nine months ended September 30, 2009, and a $0.6 million cash payment to Richard Child, which included the repurchase of 170,000 shares of class A common stock for $0.2 million.

Note 15: Employee Benefit Plans

The Company has established a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). The Company’s 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation, not to exceed a federally specified maximum, on a pre-tax basis. The Company may contribute to the program by matching funds based on a percentage of the employee’s contribution. For the three months ended September 30, 2009 and 2010, the Company’s match under the 401(k) Plan was approximately $0.1 million and $0.2 million, respectively.  For the nine months ended September 30, 2009 and 2010, the Company’s match under the 401(k) Plan was approximately $0.5 million and $0.6 million, respectively.

In addition, the Company has a deferred compensation plan under which certain employees have the option to defer a portion of their compensation. As of December 31, 2009 and September 30, 2010, the Company’s liability with regard to the deferred compensation plan was less than $0.1 million.

Note 16: Related Party Transactions

JLL Partners Fund IV, LP and JLL Partners Fund V, LP (collectively “the JLL Funds”) own approximately 97% of ACE Cash Express, Inc. (“ACE”), one of the Company’s largest distributors. The JLL Funds beneficially own more than five percent of the Company’s outstanding class A common stock and class B common stock. In 2008, the Company entered into an amended and restated independent agency agreement with ACE through March of 2016 related to the sale of the Company’s gift and GPR cards. The Company incurred expenses from transactions with ACE of $5.5 million and $7.2 million for the three months ended September 30, 2009 and 2010, respectively, and $17.1 million and $22.8 million for the nine months ended September 30, 2009 and 2010, respectively. Although revenues generated from cardholders acquired at ACE represent approximately one third of the Company’s revenues, the portion of those revenues earned from transactions directly with ACE were $0.8 million and $1.1 million for the three months ended September 30, 2009 and 2010, respectively, and $2.0 million and $3.4 million for the nine months ended September 30, 2009 and 2010, respectively. At December 31, 2009 and September 30, 2010, $2.0 million and $2.3 million, respectively, was payable to ACE.

Oak Investment Partners X, LP and Oak X Affiliates Fund, LP (collectively “Oak”) own in excess of 10% of Sutherland Global Services, Inc. (“Sutherland”), one of the Company’s external customer service providers. Oak is a beneficial owner of more than five percent of the Company’s outstanding class A common stock. The Company incurred expenses from transactions with Sutherland of $1.1 million and $2.0 million during the three months ended September 30, 2009 and 2010, respectively, and $4.3 million and $5.5 million during the nine months ended September 30, 2009 and 2010, respectively. At December 31, 2009 and September 30, 2010, $1.2 million and $0.6 million, respectively, was payable to Sutherland.

Oak owns in excess of 10% of Vesta Corporation (“Vesta”), one of the Company’s vendors. Oak is a beneficial owner of more than five percent of the Company’s outstanding class A common stock. The Company incurred expenses from transactions with Vesta of less than $0.1 million during the nine months ended September 30, 2010.  Additionally, the Company earned revenues from transactions with Vesta of less than $0.1 million during the three and nine months ended September 30, 2010.  The Company incurred no expenses and earned no revenues from transactions with Vesta during the nine months ended September 30, 2009.

The Company leases service hours for an airplane from Birardi Investments, LLC, a company that is partially owned by the Company’s current CEO. The airplane is leased for business use on a per-flight-hour basis with no minimum usage requirement. The Company incurred less than $0.1 million of expenses during each of the three months ended September 30, 2009 and 2010 and $0.2 million during each of the nine months ended September 30, 2009 and 2010 for the use of this airplane.

Note 17: Subsequent Events

MetaBank

On October 12, 2010, MetaBank, the issuing bank that holds the majority of our cardholder funds, publicly disclosed that the Office of Thrift Supervision (“OTS”) issued a Supervisory Directive requiring MetaBank to discontinue offering its iAdvance product, based on a determination by OTS that MetaBank engaged in unfair or deceptive acts or practices in connection with its operation of the iAdvance program.

In accordance with the Supervisory Directive, NetSpend will not, without MetaBank obtaining the prior written approval of OTS, be able to enter into new agreements or amend existing agreements with distributors that are also parties to a third party agency relationship with MetaBank, which would include any distributors that have the capability to issue cards and accept cash deposits on those cards. MetaBank expects to be able to continue to service its existing third party relationship agreements, which would include the Company’s card program management agreement and the existing agency agreements it has entered into with its distributors, consistent with their terms and the OTS Directives.

The Company plans to diversify its GPR card volumes to one or more additional issuing banks. In furtherance of its diversification strategy, on October 14, 2010, the Company executed a non-binding letter of intent with The Bancorp Bank for it to become an additional issuing bank for the Company’s GPR cards. In addition, on October 17, 2010, the Company entered into another non-binding letter of intent with H&R Block Bank for it to become an additional issuing bank for its GPR cards. The Company intends to work to reach definitive agreements with The Bancorp Bank and H&R Block Bank.

Subsequent to the announcement by Meta of the Supervisory Directive on October 12, 2010, the fair value of the Company’s investment in the common stock of Meta Financial Group, Inc. has decreased by approximately 50% to 60%.  Such decrease implies a reduction in the fair value of the Company’s investment in Meta of between $2.4 and $2.9 million.

Equity Incentive Plan

In October 2010, the compensation committee of the Company’s board of directors adopted a new equity incentive plan (“2010 Equity Incentive Plan”).  The 2010 Equity Incentive Plan replaces the Company’s 2004 Stock Option Plan. The Company reserved 22,459,980 shares of its common stock for issuance under the 2010 Equity Incentive Plan. The number of shares reserved for issuance under the 2010 Equity Incentive Plan will increase automatically annually by a number of shares equal to the lesser of (1) 3% of the total outstanding shares of the Company’s capital stock as of immediately prior to the increase, (2) 3,000,000 and (3) such lesser amount as determined by the Company’s board of directors. The 2010 Equity Incentive Plan authorizes the award of stock options, stock appreciation rights, restricted stock awards, performance units and other awards.  In October 2010, the Company granted under the 2010 Equity Incentive Plan options to purchase 571,874 shares of common stock to certain employees and directors at the price of $11.00 per share.

Initial Public Offering

On October 22, 2010, the Company completed an initial public offering of 18,536,043 shares of common stock at an initial public offering of $11.00 per share, of which 2,272,727 shares were sold by the Company and 16,263,316 shares were sold by existing stockholders. The Company generated net proceeds of approximately $21.3 million after deducting underwriting discounts and commissions and $2.1 million in total expenses incurred in connection with the offering. Effective with the completion of the initial public offering, certain selling stockholders exercised warrants to purchase 662,743 shares of class A common stock with a weighted-average exercise price of $1.69 per share and vested options to purchase 920,594 shares of class A common stock with a weighted-average exercise price of $2.97 per share in order to sell the underlying shares of class A common stock in the offering.

Upon the completion of the offering, the Company’s certificate of incorporation was amended and restated to reflect the reclassification of the Company’s class A common stock into common stock, to increase the total number of authorized shares to 250,000,000 and to provide that all shares of the Company’s class B common stock will automatically convert into shares of common stock on a one-for-one basis upon the earlier of (1) approval by certain state money transmitter regulators of the acquisition by Skylight Holdings I, LLC, JLL Partners Fund IV, L.P., JLL Partners Fund V, L.P. and their affiliates of 25% or more of the direct or indirect voting control of the Company’s subsidiary, NetSpend Corporation, and (2) the date on which Skylight Holdings, JLL Partners, or any of JLL Partners’ affiliates cease to own or control 25% or more of our voting securities (assuming conversion of the class B common stock into common stock). In addition, each share of class B common stock will automatically convert into one share of common stock upon the sale, disposition or transfer to a person other than Skylight Holdings, JLL Partners or any of JLL Partners’ affiliates.

Conversion of Class B Common Stock

Immediately following completion of the initial public offering, Skylight Holdings I, LLC transferred all of the shares of the Company’s class B common stock held by Skylight Holdings to its members.  As a result of the transfer, Skylight Holdings I, LLC, JLL Partners Fund IV, L.P., JLL Partners Fund V, L.P. and their affiliates ceased to own or control 25% or more of the Company’s voting securities and, pursuant to the terms of the Company’s amended and restated certificate of incorporation, all shares of the Company’s class B common stock automatically converted into shares of common stock on a one-for-one basis.

Accelerated Vesting of Stock-Based Compensation

Upon completion of the Company’s initial public offering, the vesting of certain outstanding options and shares of restricted stock accelerated according to the terms of the underlying agreements.

Certain restricted shares accelerated to vest on the date six months following the completion of the initial public offering, as opposed to on the date three years from the initial grant date. In connection with the acceleration, the Company will recognize the unamortized restricted stock expense on a straight-line basis over the 0.5 year future service period as opposed to over the 2.3 years that remained under the original service period.

All event-based options were triggered to vest on the date two years after the completion of the initial public offering. Prior to the completion of the initial public offering, the Company had not recognized any expense related to event-based options because the vesting was completely contingent upon future events.  The Company will recognize the unamortized event-based option expense on a straight-line basis over the 2.0 year service period.

The remaining service period associated with the CEO’s standard options was shortened by one year. The Company will recognize the unamortized stock option expense on a straight-line basis over the remaining 0.4 year service period.

The remaining service period associated with a portion of the CEO’s performance-based options granted in February 2008 was shortened based on the Company’s achievement of performance targets based on the Company’s equity valuation.  Prior to the achievement of the performance targets, the expense associated with these options was being recognized over a six-year period.  If the Company continues to achieve performance targets or if performance targets are deemed probable of achievement, the vesting of these options will continue to accelerate.  If the Company achieves the maximum performance target specified in the option agreement, all of the options will become completely vested in February 2012.  As such, the Company has shortened the recognition period of the expense associated with portions of these options and will continue to adjust the recognition period related to the remaining options as better estimates of the timeline for achievement of the performance targets can be made.

Item 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the documents incorporated into this Quarterly Report on Form 10-Q by reference contain forward-looking statements that are based on our current expectations, assumptions, estimates and projections about our company and our industry. The forward-looking statements are subject to various risks and uncertainties. Generally, these forward-looking statements can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “project,” “seek,” “should,” “may,” “could,” “would,” “plans,” “predicts,” “potential” and similar expressions, as well as other words or expressions referencing future events, conditions or circumstances. Those statements include, among other things, the discussions of our business strategy and expectations concerning our market position, future operations, financial position, revenue, costs, prospects, margins, profitability, liquidity and capital resources, as well as management’s plans and objectives. We caution you that reliance on any forward-looking statement involves risks and uncertainties and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be materially incorrect. These factors include but are not limited to:

• increasing competition in the prepaid debit card industry;

• our dependence on a limited number of retail distributors of our products;

• exposure to cardholder and other losses;

• our reliance on our relationships with our issuing banks;

• regulatory, legislative and judicial developments in our operations area;

• changes in regulations impacting interchange fees;

• changes in card association or network organization rules;

• our ability to protect against unauthorized disclosure of cardholder data;

• fluctuations in customer retention rates;

• general economic conditions;

• our ability to promote our brand;

• our reliance on outsourced customer service providers; and

• our ability to protect our intellectual property rights.

These and other factors are more fully discussed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans, objectives or projected financial results referred to in any of the forward-looking statements. Except as required by law, we do not intend to update any of these forward-looking statements to reflect future events or circumstances.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to audited consolidated financial statements  included in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the Securities and Exchange Commission (“SEC”) on October 19, 2010.  In this Quarterly Report, unless otherwise specified, “NetSpend,” “we,” “us,” and “our” refer to NetSpend Holdings, Inc. and its consolidated subsidiaries.

Overview

NetSpend is a leading provider of general-purpose reloadable prepaid debit cards, or GPR cards, and related alternative financial services to underbanked consumers in the U.S. We empower underbanked consumers by providing innovative and affordable financial products and services tailored to meet their particular financial services needs and preferences in a manner that traditional banking institutions have historically not met. In addition, our products and services provide our retail distributors an opportunity to enhance their customer relationships and generate incremental, ongoing revenue streams.

We have built an extensive and diverse distribution and reload network in the U.S. to support the marketing and ongoing use of our GPR cards. We market our cards through multiple channels, including retail distributors, direct-to-consumer and online marketing programs, and corporate employers as an alternative method of wage payment for their employees. Beginning in 2008, we decided to focus primarily on our GPR cards, and we ceased marketing gift cards entirely as of August 21, 2010.

We have developed a proprietary, fully-integrated operational and technology platform. Our in-house platform is end-to-end in that it encompasses the critical functions required for us to acquire cardholders, process transactions, maintain account-level data, communicate with cardholders, manage risk, ensure regulatory compliance and connect to our issuing banks and distributors. These integrated capabilities allow us to customize our products and services for different markets, distribution channels and customer segments. Further, by processing transactions on our own platform, we gain unique and extensive insight into the attitudes, characteristics and purchasing behavior of underbanked consumers. Our processing platform is scalable, which will allow us to increase our profitability as our number of active cards and the volume of the transactions we process increase.

We have agreements with FDIC-insured depository institutions that serve as the issuers of our MasterCard- and Visa-branded GPR cards. Our cardholders may use their GPR cards to make purchase transactions at any merchant that participates in the MasterCard, Visa or PULSE networks and to withdraw funds from participating automated teller machines, or ATMs. MetaBank, which has been one of our issuing banks since 2005, holds a majority of our cardholder funds. In January 2010, we acquired approximately 4.9% of the outstanding equity interests in Meta Financial Group, Inc., MetaBank’s holding company.

Our operating company and predecessor, NetSpend Corporation, was incorporated in Texas in 1999. In May 2004, Oak Investment Partners acquired a controlling equity interest in our operating company through a recapitalization transaction pursuant to which we, as a newly-formed holding company incorporated in Delaware, acquired all of the capital stock of NetSpend Corporation. In 2008 we acquired Skylight Financial, Inc., or Skylight, a payroll card provider, in a stock-for-stock merger.

Recent Developments

Initial Public Offering

On October 18, 2010, the registration statement for our initial public offering became effective and our common stock began trading on the NASDAQ Stock Market under the symbol “NTSP” on October 19, 2010. We consummated our initial public offering on October 22, 2010, and received net proceeds of $21.3 million after deducting underwriting discounts and commissions and $2.1 million in total expenses incurred in connection with the offering.

Conversion of Class B Common Stock

Immediately following completion of the initial public offering, Skylight Holdings I, LLC transferred all of the shares of Class B common stock held by Skylight Holdings to its members.  As a result of the transfer, Skylight Holdings I, LLC, JLL Partners Fund IV, L.P., JLL Partners Fund V, L.P. and their affiliates ceased to own or control 25% or more of our voting securities and, pursuant to the terms of our third amended and restated certificate of incorporation, all shares of Class B common stock automatically converted into shares of common stock on a one-for-one basis.

MetaBank Announcement

On October 12, 2010, MetaBank publicly disclosed that the Office of Thrift Supervision (“OTS”) issued a Supervisory Directive on October 6, 2010, which clarified and supplemented an initial Supervisory Directive issued to MetaBank on August 31, 2010 (collectively, the “OTS Directives”). The OTS Directives require MetaBank to discontinue offering its iAdvance product, based on a determination by OTS that MetaBank engaged in unfair or deceptive acts or practices in connection with its operation of the iAdvance program. In addition, MetaBank announced that the OTS Directives will require MetaBank to obtain prior written approval of OTS to, among other things, enter into any new third party relationship agreements concerning any credit or deposit product (including prepaid access), or materially amend any such existing agreements or publicly announce any new third party relationship agreements or material amendments to existing agreements. MetaBank further indicated that it cannot predict whether OTS will address other compliance and supervisory matters, or the effect on MetaBank’s results of operations or financial condition of any such OTS actions, although OTS has informed MetaBank that it will address in the future OTS’s expectations with respect to reimbursement of borrowers under the iAdvance program. Future actions by OTS could seek to address other concerns that MetaBank indicated were factors leading to the OTS Directives, including MetaBank’s third-party relationship risk, enterprise risk management and rapid growth. We are not in communication with OTS on these matters, and our information is limited to the information that is publicly disclosed and provided to us by MetaBank.

Based on further communications between MetaBank and OTS, we understand that the OTS Directives will require MetaBank to obtain OTS approval prior to MetaBank executing new third party agency agreements with new distributor relationships established by existing program managers such as NetSpend. This means that NetSpend will not, without MetaBank obtaining the prior written approval of OTS, be able to enter into new agreements with distributors that are also parties to a third party agency relationship with MetaBank (or amend any such existing three-party agency agreements), which would include any distributors that have the capability to issue cards and accept cash deposits on those cards. Our distributors that do not accept cash deposits, such as our direct-to-consumer and non-standard auto insurance distributors, do not enter into third party agency relationship agreements with our issuing banks. Similarly, as a general matter extensions or renewals of our existing distributor agreements do not require execution of new or amended agency agreements with our issuing banks, including MetaBank. Therefore, MetaBank expects to be able to continue to service its existing third party relationship agreements, which would include our card program management agreement and the existing agency agreements it has entered into with our distributors, consistent with their terms and the OTS Directives.

We currently have signed agreements with potential new distributors that have been submitted to MetaBank for execution. As described above, we understand that MetaBank cannot execute these new agreements without the prior written approval of OTS, which the OTS has indicated to MetaBank it is not in a position to give at this time. Therefore, if MetaBank is unable to secure OTS approval or we are unable to establish these distributor relationships through an alternative issuing bank, we estimate that we would miss the opportunity for approximately $1.0 million of annualized revenue from these potential relationships. MetaBank has informed us that OTS has indicated that it will not review new agreements for approval until OTS completes its review of MetaBank’s operations, which review MetaBank generally does not expect to occur for up to several months.

MetaBank is our preferred issuing bank, and as of September 30, 2010, approximately 72% of our active cards were issued through MetaBank. While we look forward to our continued relationship with MetaBank, we also believe it is prudent to have additional, active relationships in place as part of a diversification strategy. As part of this strategy, we are implementing a plan to proactively diversify our GPR card volumes among additional issuing banks and transition at least 15% of our non-corporate employer issued GPR card volumes, either from existing or new cardholder accounts, to one or more additional issuing banks within 90 days. Under this plan, on a go-forward basis, we intend to maintain at least three active issuing bank relationships. We also intend to enter into letters of intent or similar arrangements with two additional issuing banks that would provide us an opportunity to establish a definitive issuing bank relationship in a relatively short period of time. Finally, our board of directors will continue to review the adequacy and status of all of our issuing bank relationships on a regular basis.

In furtherance of our diversification strategy, on October 14, 2010, we executed a non-binding letter of intent with The Bancorp Bank for it to become an additional issuing bank for our GPR cards. In addition, on October 17, 2010, we entered into another non-binding letter of intent with H&R Block Bank for it to become an additional issuing bank for our GPR cards. We intend to work expeditiously to reach definitive agreements with The Bancorp Bank and H&R Block Bank.

The impact on our financial condition and results of operations of our diversification strategy will depend upon a number of factors, including the pace of growth in new card volume, the timing and size of existing accounts transferred to new sponsor bank relationships, and the financial terms and conditions of any new bank sponsorship agreements we execute. We do not expect there to be significant capital requirements or expense associated with transitioning approximately 15% of our existing volume to one or more additional banks. However, the transition would require a change to certain cardholder terms and conditions for existing accounts and would consume IT and management attention and resources during the transition period. If we were forced to move all of MetaBank’s current volume and card accounts to one or more new sponsor banks, we estimate that we would incur total one-time costs of between approximately $2.5 million to $3.5 million, approximately one-third of which would represent a non-cash write-off of existing card inventory. We would expect under any of these scenarios that we would leverage our past experience in moving large customer portfolios between sponsor banks to strive to limit the amount of disruption to our customers and the resulting impact to our financial condition and results of operations. For a discussion of the risks associated with moving these banking services to another provider, see “Risk Factors—Risks Relating to Our Business—The loss of, or change to, our relationships with MetaBank or our other issuing banks could adversely affect our business, results of operations and financial position.”

We do not expect that the discontinuation of the iAdvance product will have a material impact on our financial condition or results of operations.

Key Business Metrics

As a leading provider of GPR cards and related alternative financial services to underbanked consumers, we evaluate a number of business metrics to monitor our performance and manage our business. We believe the following metrics are the primary indicators of our performance.

Number of Active Cards — represents the total number of our GPR cards that have had a personal identification number, or PIN, or signature-based purchase transaction, a load transaction at a retailer location or an ATM withdrawal within the previous 90 days. We had approximately 1.7 million and 2.1 million active cards as of September 30, 2009 and 2010, respectively.

Percentage of Active Cards with Direct Deposit — represents the percentage of our active cards that have had a direct deposit load within the previous 90 days. The percentage of our active cards that were direct deposit active cards as of September 30, 2009 and September 30, 2010 was 25.9% and 31.7%, respectively.

Gross Dollar Volume (GDV) — represents the total dollar volume of debit transactions and cash withdrawals made using our GPR cards. Our gross dollar volume was $1.8 billion and $2.4 billion for the three months ended September 30, 2009 and 2010, respectively, and $5.5 billion and $7.3 billion for the nine months ended September 30, 2009 and 2010, respectively.

Key Components of Our Results of Operations

Operating Revenues

Our operating revenues primarily consist of compensation for the services we provide to our issuing banks resulting from service fees and interchange revenue.

Our cardholders are charged fees in connection with the products and services we provide, as follows:

• Transactions — Cardholders are typically charged a fee for each PIN and signature-based purchase transaction made using their GPR cards, unless the cardholder is on a monthly or annual service plan, in which case the cardholder is instead charged a monthly or annual subscription fee, as applicable. Cardholders are also charged fees for ATM withdrawals and other transactions conducted at ATMs.

• Customer Service and Maintenance — Cardholders are typically charged fees for balance inquiries made through our customer service. Cardholders are also charged a monthly maintenance fee after a specified period of inactivity.

• Additional Products and Services — Cardholders are charged fees associated with additional products and services offered in connection with certain of our GPR cards, including overdraft protection through our issuing banks, a variety of bill payment options, and card-to-card transfers of funds through our customer service.

• Other — Cardholders are charged fees in connection with the purchase and reload of our GPR cards and the purchase of our gift cards at retailers.

Our operating revenues also include fees charged in connection with a third party processing services agreement with a large national bank that we terminated effective 2009, as well as interest earned, if any, on cardholder funds maintained at certain of our issuing banks. Under our current arrangements with our issuing banks, we would only be entitled to receive interest on cardholder funds if market interest rates rose significantly above current levels.

We earn interchange revenues from a portion of the interchange fees remitted by merchants when cardholders make purchase transactions using our prepaid debit cards. Interchange fees are fixed by the card associations and network organizations. Interchange revenues are recognized net of sponsorship, licensing and processing fees charged by the card associations and network organizations for services they provide in processing purchase transactions routed through their networks.

Our quarterly operating revenues fluctuate as a result of certain seasonal factors affecting our GDV and the number of our active cards. For example, the most significant increases in the number of our active cards and our GDV typically occur in our first fiscal quarter as a result of consumers acquiring new cards and loading federal tax refunds onto their cards during tax season. In addition, the number of our active cards and our GDV typically increase from our third to fourth fiscal quarters as a result of increases in holiday employment and holiday-associated consumer spending.

Operating Expenses

We classify our operating expenses into the following categories:

Direct Operating Costs — Direct operating costs consist primarily of the commissions we pay to members of our distribution and reload network for their services, ATM processing fees, card supply costs, cardholder and other losses related to our card programs, customer verification costs, customer service costs and fees paid to our issuing banks. These costs are driven by transaction volumes and the number of active cards.

Salaries, Benefits and Other Personnel Costs — Salaries, benefits, and other personnel costs consist of the compensation costs associated with our employees, including base salaries, benefits, bonus compensation and stock-based compensation. This excludes any personnel costs associated with customer service, which are included in direct operating costs.

Advertising, Marketing and Promotion Costs — Advertising, marketing, and promotion costs primarily consist of the costs of marketing programs including direct-to-consumer and internet advertising to potential cardholders, promotional events run in conjunction with our distributors, conferences, trade shows and marketing materials.

Other General and Administrative Costs — Other general and administrative costs primarily consist of costs for legal, accounting, information technology, travel, facility and other corporate expenses.

Depreciation and Amortization — Depreciation and amortization consists of depreciation of our long-lived assets and amortization of finite-lived intangibles.

Other Income (Expense)

Other income (expense) primarily consists of interest income and interest expense. Interest income represents interest we receive on our cash and cash equivalents. Interest expense is associated with debt and capital leases.

Income Tax Expense

Income tax expense primarily consists of corporate income taxes related to profits resulting from our ongoing operations.

Consolidated Statements of Operations Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)
	2009	2010	2009	2010
	(in thousands)

Operating Revenues	$55,962	$68,208	$165,598	$205,175

Operating Expenses
Direct operating costs	25,754	32,364	77,580	95,381
Salaries, benefits and other personnel expenses	11,862	13,149	35,419	39,732
Advertising, marketing and promotion costs	3,617	3,369	9,790	10,738
Other general and administrative costs	5,234	4,777	17,209	13,865
Depreciation and amortization	2,537	3,223	7,681	9,298
Settlement (gains) and other losses	—	—	(10,229)	4,300
Total operating expenses	49,004	56,882	137,450	173,314
Operating income	6,958	11,326	28,148	31,861

Other Income (Expense)
Interest income	4	20	31	66
Interest expense	(1,312)	(926)	(4,065)	(2,983)
Loss on extinguishment of debt	—	(734)	—	(734)
Total other expense	(1,308)	(1,640)	(4,034)	(3,651)
Income before income taxes	5,650	9,686	24,114	28,210
Provision for income taxes	2,070	3,306	9,456	10,766
Net income	$3,580	$6,380	$14,658	$17,444

Consolidated Statements of Operations Data as a Percentage of Total Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010

Operating Revenue	100.0%	100.0%	100.0%	100.0%

Operating Expenses
Direct operating costs	46.0	47.4	46.8	46.5
Salaries, benefits and other personnel expenses	21.2	19.3	21.4	19.4
Advertising, marketing and promotion costs	6.5	4.9	5.9	5.2
Other general and administrative costs	9.4	7.0	10.4	6.8
Depreciation and amortization	4.5	4.8	4.7	4.5
Settlement (gains) and other losses	—	—	(6.2)	2.1
Total operating expenses	87.6	83.4	83.0	84.5
Operating income	12.4	16.6	17.0	15.5

Other Income (Expense)
Interest income	—	0.1	0.1	—
Interest expense	(2.3)	(1.4)	(2.5)	(1.5)
Loss on extinguishment of debt	—	(1.1)	—	(0.4)
Total other expense	(2.3)	(2.4)	(2.4)	(1.9)
Income before income taxes	10.1	14.2	14.6	13.6
Provision for income taxes	3.7	4.8	5.7	5.2
Net income	6.4%	9.4%	8.9%	8.4%

Comparison of Three Months Ended September 30, 2009 and 2010 (unaudited)

Operating Revenues

Operating Revenues — Our operating revenues totaled $68.2 million in the three months ended September 30, 2010, an increase of $12.2 million, or 21.9%, from the comparable period in 2009. Service fee revenue represented approximately 78.6% of our revenue for the three months ended September 30, 2010 with the balance of our revenue consisting of interchange. Service fee revenue increased $8.1 million, or 17.9%, from $45.5 million in the three months ended September 30, 2009 to $53.6 million in the comparable period in 2010. The substantial portion of the increase in service fee revenue was driven by an increase in transaction volume resulting from a 24.6% increase in the average number of active cards outstanding during the three months ended September 30, 2010 compared to the same period in the prior year. To a lesser extent, service fee revenue increased due to the introduction of new products to our cardholder base and increased use of the overdraft feature offered to some of our cardholders through our issuing banks. These increases in service fee revenue were offset by modest declines in revenue generated by customer service activities and other revenue.

Interchange revenue represented approximately 21.4% of our operating revenues for the three months ended September 30, 2010.  Interchange revenue increased $4.1 million, or 39.0%, from $10.5 million in the three months ended September 30, 2009 to $14.6 million in the comparable period in 2010. The increase in interchange revenue was driven primarily by the increase in transaction volume.

Our total operating revenues of $68.2 million in the three months ended September 30, 2010 were comprised of $66.8 million related to our GPR cards and the remaining $1.4 million related to our gift cards. Our GPR card related revenues increased by $14.0 million, or 26.4%, from the comparable period in 2009. Our gift card related revenues decreased by $1.7 million, or 54.9%, from the comparable period in 2009 as a result of our decision in 2008 to focus primarily on our core GPR card product and to cease marketing gift cards entirely by August 2010.

Operating Expenses

The following table presents the breakdown of operating expenses among direct operating costs, personnel costs, other general and administrative costs, advertising and marketing costs, depreciation and amortization, and other components of operating expenses:

	Three Months Ended		Three Months Ended
	September 30, 2009		September 30, 2010
	Amount	Percentage of Total Operating Revenues	Amount	Percentage of Total Operating Revenues	Change
	(in thousands)		(in thousands)		(in thousands)
Operating Expenses
Direct operating costs	$25,754	46.0%	$32,364	47.4%	$6,610
Salaries, benefits, and other personnel costs	11,862	21.2	13,149	19.3	1,287
Advertising, marketing, and promotion costs	3,617	6.5	3,369	4.9	(248)
Other general and administrative costs	5,234	9.4	4,777	7.0	(457)
Depreciation and amortization	2,537	4.5	3,223	4.8	686
Total operating expenses	$49,004	87.6%	$56,882	83.4%	$7,878

Direct Operating Costs — Our direct operating costs were $32.4 million in the three months ended September 30, 2010, an increase of $6.6 million, or 25.7%, from the comparable period in 2009. This increase was primarily the result of an increase in commissions we paid to our distributors, an increase in ATM processing fees, and an increase in customer service costs. These costs increased primarily as a result of an increased number of active cards and an increase in GDV in the current period compared to the same period in the prior year.

Salaries, Benefits, and Other Personnel Costs — Our salaries, benefits, and other personnel costs were $13.1 million in the three months ended September 30, 2010, an increase of $1.3 million, or 10.8%, from the comparable period in 2009. This increase was primarily the result of a 4.9% increase in the average non-customer service headcount, a $0.5 million increase in annual bonus expense resulting from our 2010 performance, and a $0.3 million increase in stock-based compensation. Upon completion of our initial public offering, we granted approximately 0.6 million stock options and the vesting of certain outstanding options and shares of restricted stock was either triggered or accelerated according to the terms of the underlying agreements.  As a result, we expect stock-based compensation to increase in future periods as we begin to recognize expense associated with the option grants and triggered vesting, and recognize the expense impact of the accelerated options and awards over a shorter period of time.

Advertising, Marketing, and Promotion Costs — Our advertising, marketing, and promotion costs were $3.4 million in the three months ended September 30, 2010, a decrease of $0.2 million, or 6.9%, from the comparable period in 2009. This decrease was primarily the result of a decrease in online marketing costs.

Other General and Administrative Costs — Our other general and administrative costs were $4.8 million in the three months ended September 30, 2010, a decrease of $0.5 million, or 8.7%, from the comparable period in 2009. This decrease was primarily the result of a $0.5 million decline in legal and other professional expenses.

Depreciation and Amortization — Our depreciation and amortization costs were $3.2 million in the three months ended September 30, 2010, an increase of $0.7 million, or 27.0% from the comparable period in 2009. This increase was primarily the result of significant investments in operational and financial infrastructure software that were placed in service in the second half of 2009 and first half of 2010.

Other Income (Expense)

Our other expense was $1.6 million in the three months ended September 30, 2010, an increase of $0.3 million, or 25.4% from the comparable period in 2009.  This increase was the result of a $0.7 million loss on the early extinguishment of our prior credit facility, which was partially offset by a $0.3 million decrease in interest expense resulting from decreasing average-debt balances as we continued to pay down our existing debt. In September 2010, we extinguished our prior credit facility and entered into a new credit facility with a syndicate of banks with SunTrust Bank as administrative agent. The initial borrowings under the new credit facility of $58.5 million were used to repay in full the outstanding indebtedness under our prior credit facility and $1.5 million of debt issuance costs associated with the new credit facility, which are being amortized over the 5-year term of the new credit facility. The $0.7 million loss recognized in the three months ended September 30, 2010 was related to our write-off of the remaining capitalized debt issuance costs associated with the prior credit facility. See “Note 10 — Debt” to the condensed consolidated financial statements included in this report for a discussion of the terms of our new credit facility.

Income Tax Expense

The following table presents the breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended September 30,
	2009	2010

U.S. federal income tax	35.0%	35.0%
State income taxes, net of federal benefit	4.6	3.6
Other	(3.0)	(4.5)
Income tax expense	36.6%	34.1%

Our total income tax expense was $3.3 million during the three months ended September 30, 2010, an increase of $1.2 million from the same period in 2009, which was primarily the result of a period-over-period increase in our taxable income.  Our effective tax rate decreased by approximately 2.5% from the 3 months ended September 30, 2009 to the comparable period in 2010 primarily due to discrete items recorded in the three months ended September 30, 2010 including the benefit for a research and development tax credit claimed on our 2009 U.S. Corporation Income Tax Return.

Comparison of Nine Months Ended September 30, 2009 and 2010 (unaudited)

Operating Revenues

Our operating revenues totaled $205.2 million in the nine months ended September 30, 2010, an increase of $39.6 million, or 23.9%, from the comparable period in 2009. Service fee revenue represented approximately 78.6% of our revenue for the nine months ended September 30, 2010 with the balance of our revenue consisting of interchange.  Service fee revenue increased $27.1 million, or 20.2%, from $134.1 million in the nine months ended September 30, 2009 to $161.2 million in the comparable period in 2010.  The substantial portion of the increase in service fee revenue was driven by an increase in transaction volume resulting from a 24.4% increase in the average number of active cards outstanding during the nine months ended September 30, 2010 compared to the same period in the prior year.  To a lesser extent, service fee revenue increased due to the introduction of new products to our cardholder base and increased use of the overdraft feature offered to some of our cardholders through our issuing banks.  These increases in service fee revenue were offset by modest declines in revenue generated by customer service activities and other revenue.

Interchange revenue represented approximately 21.4% of our operating revenues for the nine months ended September 30, 2010.  Interchange revenue increased $12.5 million, or 39.7%, from $31.5 million in the nine months ended September 30, 2009 to $44.0 million in the comparable period in 2010. The increase in interchange revenue was driven primarily by the increase in transaction volume.

Our total operating revenues of $205.2 million in the nine months ended September 30, 2010 were comprised of $199.7 million related to our GPR cards and the remaining $5.5 million related to our gift cards. Our GPR card related revenues increased by $44.7 million, or 28.9%, from the comparable period in 2009. Our gift card related revenues decreased by $5.2 million, or 48.4%, from the comparable period in 2009 as a result of our decision in 2008 to focus primarily on our core GPR card product and to cease marketing gift cards entirely by August 2010.

Operating Expenses

The following table presents the breakdown of operating expenses among direct operating costs, personnel costs, other general and administrative costs, advertising and marketing costs, depreciation and amortization, and other components of operating expenses:

	Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2010
	Amount	Percentage of Total Operating Revenues	Amount	Percentage of Total Operating Revenues	Change
	(in thousands)		(in thousands)		(in thousands)

Operating Expenses
Direct operating costs	$77,580	46.8%	$95,381	46.5%	$17,801
Salaries, benefits, and other personnel costs	35,419	21.4	39,732	19.4	4,313
Advertising, marketing, and promotion costs	9,790	5.9	10,738	5.2	948
Other general and administrative costs	17,209	10.4	13,865	6.8	(3,344)
Depreciation and amortization	7,681	4.7	9,298	4.5	1,617
Settlement (gains) and other losses	(10,229)	(6.2)	4,300	2.1	14,529
Total operating expenses	$137,450	83.0%	$173,314	84.5%	$35,864

Direct Operating Costs — Our direct operating costs were $95.4 million in the nine months ended September 30, 2010, an increase of $17.8 million, or 22.9%, from the comparable period in 2009. This increase was primarily the result of an increase in commissions we paid to our distributors, an increase in ATM processing fees, and an increase in customer service costs. These costs increased primarily as a result of an increased number of active cards and an increase in GDV in the current period compared to the same period in the prior year.

Salaries, Benefits, and Other Personnel Costs — Our salaries, benefits, and other personnel costs were $39.7 million in the nine months ended September 30, 2010, an increase of $4.3 million, or 12.2%, from the comparable period in 2009. This increase was primarily the result of a 5.8% increase in non-customer service headcount, a $1.6 million increase in annual bonus expense resulting from our 2010 performance and a $1.0 million increase in stock-based compensation. Upon completion of our initial public offering, we granted approximately 0.6 million stock options and the vesting of certain outstanding options and shares of restricted stock was either triggered or accelerated according to the terms of the underlying agreements.  As a result, we expect stock-based compensation to increase in future periods as we begin to recognize expense associated with the option grants and triggered vesting, and recognize the expense impact of the accelerated options and awards over a shorter period of time.

Advertising, Marketing, and Promotion Costs — Our advertising, marketing, and promotion costs were $10.7 million in the nine months ended September 30, 2010, an increase of $0.9 million, or 9.7%, from the comparable period in 2009. This period-over-period increase was primarily the result of a $0.2 million increase in marketing costs related to our direct-to-consumer and online marketing programs, as well as an increase in amounts paid for sales incentives programs with our retail distributors and other advertising expenses.

Other General and Administrative Costs — Our other general and administrative costs were $13.9 million in the nine months ended September 30, 2010, a decrease of $3.3 million, or 19.4%, from the comparable period in 2009. This decrease was primarily the result of a $1.6 million decline in legal and other professional expenses as well as a $1.4 million decline in non-capitalizable IT professional service expenses resulting from the completion of significant financial infrastructure software development in 2009.

Depreciation and Amortization — Our depreciation and amortization costs were $9.3 million in the nine months ended September 30, 2010, an increase of $1.6 million, or 21.1% from the comparable period in 2009. This increase was primarily the result of significant investments in operational and financial infrastructure software that were placed in service in the second half of 2009 and first half of 2010.

Settlement (Gains) and Other Losses — We recognized $10.2 million of settlement gains in the nine months ended September 30, 2009, which related to $9.0 million of recoveries of excess funds from our issuing banks for fee and chargeback recoveries and $1.2 million resulting from the MPower litigation settlement. During the nine months ended September 30, 2010, we recognized a $3.5 million loss related to a patent infringement dispute and a $0.8 million contingent loss related to a contractual dispute with a vendor.

Other Income (Expense)

Our other expense was $3.7 million in the nine months ended September 30, 2010, a decrease of $0.4 million, or 9.5% from the comparable period in 2009.  This decrease was primarily the result of a $1.1 million decrease in net interest expense, which was primarily the result of decreasing average-debt balances as we continued to pay down our existing debt, partially offset by a $0.7 million loss on the early extinguishment of our prior credit facility. In September 2010, we extinguished our prior credit facility and entered into a new credit facility with a syndicate of banks with SunTrust Bank as administrative agent. The initial borrowings under the new credit facility of $58.5 million were used to repay in full the outstanding indebtedness under our prior credit facility and $1.5 million of debt issuance costs associated with the new credit facility, which are being amortized over the 5-year term of the new credit facility. The $0.7 million loss recognized in the nine months ended September 30, 2010 was related to our write-off of the remaining capitalized debt issuance costs associated with the prior credit facility. See “Note 10 — Debt” to the condensed consolidated financial statements included in this report for a discussion of the terms of our new credit facility.

Income Tax Expense

The following table presents the breakdown of our effective tax rate among federal, state, and other:

	Nine Months Ended September 30,
	2009	2010

U.S. federal income tax	35.0%	35.0%
State income taxes, net of federal benefit	3.1	4.0
Other	1.1	(0.8)
Income tax expense	39.2%	38.2%

Our total income tax expense was $10.8 million during the nine months ended September 30, 2010, an increase of $1.3 million from the same period in 2009, which was primarily the result of a period-over-period increase in our taxable income. Our effective tax rate decreased by approximately 1% from the nine months ended September 30, 2009 to the comparable period in 2010 primarily due to discrete items recorded in the nine months ended September 30, 2010 including the benefit for a research and development tax credit claimed on our 2009 U.S. Corporation Income Tax Return.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from our operating activities and access to borrowings under our revolving credit facility.

	Nine Months Ended
	September 30,
	2009	2010

Net cash provided by operating activities	$26,529	$34,272
Net cash used by investing activities	(10,501)	(8,291)
Net cash used by financing activities	(22,687)	(20,058)
Net change in cash and cash equivalents	$(6,659)	$5,923

Cash Flows from Operating Activities

During the nine months ended September 30, 2010, our operating activities provided $34.3 million of cash resulting from $17.4 million of net income, increased by $18.7 million of non-cash adjustments to net income and decreased by $1.8 million in cash used by changes in operating assets and liabilities. The $18.7 million adjustment to net income for non-cash items primarily relates to $9.3 million of depreciation and amortization expense, $5.9 million of provision for cardholder losses, $4.4 million of stock-based compensation expense, $0.3 million of debt issuance cost amortization, and a $0.7 million loss related to the write-off of capitalized debt issuance costs in connection with the early extinguishment of our prior credit facility, offset by a $2.0 million increase in deferred income taxes. The $1.8 million in cash used by changes in operating assets and liabilities was primarily the result of $4.7 million of write-offs flowing through our cardholders’ reserve, a $0.6 million increase in other long-term assets, a $1.1 million increase in accounts receivable, and a $1.0 million increase in other current assets. These items were offset by a $3.6 million decrease in accounts payable and accrued expenses and a $2.5 million decrease in income tax payable.

The $7.7 million year-over-year increase in operating cash flows from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 relates to a $2.8 million increase in net income, a $4.6 million increase in non-cash adjustments, and a $0.4 million decrease in cash used by changes in operating assets and liabilities.

Cash Flows from Investing Activities

Investing activities used $8.3 million of cash for the nine months ended September 30, 2010, which primarily related to $5.1 million of cash used for investing activities related to purchases of property and equipment.  In addition, we made a $3.2 million investment in Meta Financial Group, Inc., the holding company of one of our issuing banks, MetaBank.  Cash used by investing activities for the nine months ended September 30, 2009 was $10.5 million, which was exclusively caused by additions to property and equipment.

Cash Flows from Financing Activities

Financing activities used $20.1 million of cash for the nine months ended September 30, 2010, primarily related to $6.5 million in scheduled debt payments and a $9.0 million revolving debt payment. In September 2010 we entered into a new credit facility with a syndicate of banks with SunTrust Bank as administrative agent. The initial borrowings under this new credit facility of $58.5 million were used to repay in full the $56.3 million outstanding indebtedness under our prior credit facility, $0.7 million of accrued interest, and $1.5 million of debt issuance costs associated with the new credit facility. See “Note 10 — Debt” to the condensed consolidated financial statements included in this report for a discussion of the terms of our new credit facility.

The remainder of the cash used in financing activities for the nine months ended September 30, 2010 was comprised of a $5.7 million repurchase of treasury stock, and $0.5 million of cash from the exercise of common stock options. For the nine months ended September 30, 2009, financing activities used $22.7 million of cash primarily for payment of the remaining $5.0 million portion of the $30.0 million dividend declared in 2008 and $17.0 million in term loan and revolving debt payments.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are comprised of settlement indemnifications and overdraft guarantees with our issuing banks. We enter into operating leases, purchase orders, and other commitments in the ordinary course of business as discussed below and reflected in our contractual obligations and commitments table.

A significant portion of our business is conducted through our retail distributors that provide load and reload services to our cardholders at their retail locations. Members of our distribution and reload network collect our cardholders’ funds and remit them by electronic transfer directly to our issuing banks for deposit in the cardholder accounts. We do not take possession of our cardholders’ funds at any time during the settlement process. Our issuing banks typically receive our cardholders’ funds no earlier than three business days after they are collected by the retailer. If any retailer fails to remit our cardholders’ funds to our issuing banks, we typically reimburse our issuing banks for such funds. We manage the settlement risk associated with this process through a formalized set of credit standards, limiting load volumes for certain retailers and requiring certain retailers to maintain deposits on account, and by typically maintaining a right of offset of cardholders’ funds against commissions payable to retailers. As of September 30, 2010, our estimated gross settlement exposure was $12.2 million.

Our cardholders can in some circumstances incur charges in excess of the funds available in their card accounts, and are liable for the resulting overdrawn account balance. While we generally decline authorization attempts for amounts that exceed the available balance in a cardholder’s account, the application of card association and network organization rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees, among other things, can result in overdrawn card accounts. We also provide, as a courtesy and at our discretion, certain cardholders with a ‘‘cushion’’ which allows them to overdraw their card accounts. In addition, eligible cardholders may enroll in our issuing banks’ overdraft protection programs pursuant to which our issuing banks fund transactions that exceed the available balance in their card accounts. We are responsible to our issuing banks for any losses associated with these overdrawn account balances. As of September 30, 2010, our reserve intended to cover the risk that we may not recover our cardholders’ overdrawn account balances was approximately $2.8 million. As of September 30, 2010, our cardholders’ overdrawn account balances totaled $6.1 million.

Contractual Obligations and Commitments

In September 2010, we entered into a new credit facility with a syndicate of banks with SunTrust Bank as administrative agent. The initial borrowings under this new credit facility of $58.5 million were used to repay in full the $56.3 million outstanding indebtedness under our prior credit facility and $1.5 million of debt issuance costs associated with the new credit facility. See “Note 10 — Debt” to the condensed consolidated financial statements included in this report for a discussion of the terms of our new credit facility.

There were no other significant changes to our contractual obligations and commitments during the three months ended September 30, 2010.

Significant Accounting Policies and Critical Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application, while in other cases management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

We generate revenue from compensation for the services we provide to our issuing banks resulting from service fees and interchange revenue. Revenue is recognized when there is persuasive evidence of an arrangement, services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Our cardholders are charged fees in connection with the products and services we provide, as follows:

•                  Transactions — Cardholders are typically charged a fee for each PIN and signature-based purchase transaction made using their GPR cards, unless the cardholder is on a monthly or annual service plan, in which case the cardholder is instead charged a monthly or annual subscription fee, as applicable. Cardholders are also charged fees for ATM withdrawals and other transactions conducted at ATMs.

•                  Customer Service and Maintenance — Cardholders are typically charged fees for balance inquiries made through our customer service. Cardholders are also charged a monthly maintenance fee after a specified period of inactivity.

•                  Additional Products and Services — Cardholders are charged fees associated with additional products and services offered in connection with certain of our GPR cards, including overdraft protection through our issuing banks, a variety of bill payment options and card-to-card transfers of funds through our customer service.

•                  Other — Cardholders are charged fees in connection with the activation of our GPR cards and gift cards at retailers.

Revenue resulting from the service fees charged to our cardholders described above is recognized when the fees are charged because the earnings process is substantially complete, except for revenue resulting from the activation of our cards and annual subscription fees. Revenue resulting from the activation of our cards is recognized ratably, net of commissions paid to our distributors, over the average account life, which is approximately one year for our GPR cards and three months for our gift cards. Revenue resulting from annual subscription fees is recognized ratably over the annual period to which the fees relate.

Our revenues also include fees charged to retail distributors in connection with the reload of our GPR cards. Revenue resulting from the reload of our GPR cards is recognized when the fee is charged.

Our revenues also include fees charged in connection with program management and processing services we provide for private-label programs, as well as fees charged to one of our issuing banks based on interest earned on cardholder funds. Under our current arrangement with such issuing bank, we would only be entitled to receive interest on cardholder funds if market interest rates rose significantly above certain specified levels. Revenue resulting from these fees is recognized when we have fulfilled our obligations under the underlying service agreements.

We earn interchange revenues from a portion of the interchange fees remitted by merchants when cardholders make purchase transactions using our prepaid debit cards. Interchange fees are fixed by the card associations and network organizations. Interchange revenues are recognized net of sponsorship, licensing and processing fees charged by the card associations and network organizations for services they provide in processing purchase transactions routed through their networks. Interchange revenue is recognized during the period that the purchase transactions occur.

Stock-Based Compensation

We have one stock-based employee compensation plan. Through December 31, 2007, we used the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. Beginning in January 2008, we have used the Binomial Lattice model for determining the estimated fair value for stock-based awards. We determined this model better reflects the characteristics of the employee share option in estimating fair value, particularly in light of the complexity of performance awards granted in 2008 and 2009. We measure the fair value of restricted stock awards at the estimated fair value of the common stock on the date of grant. We recognize compensation expense for both types of awards on a straight-line basis over the requisite service period, net of estimated forfeitures. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

Goodwill

Goodwill represents the excess of the purchase price of an acquired company over the fair value of assets acquired and liabilities assumed. We evaluate goodwill and intangible assets with indefinite lives for impairment annually or at an interim period if events occur or circumstances indicate it is more likely than not that the carrying value exceeds the fair value of the associated reporting unit. We assign goodwill to our reporting units for the purpose of impairment testing. The first step of the impairment test is to compare the estimated fair value of the respective reporting unit with its carrying value. If the carrying value is less than fair value, no indication of impairment exists. If the carrying value is greater than fair value, a second step in the impairment test is performed to determine the implied fair value of goodwill and the amount of the impairment loss, if any.

Cardholders’ Reserve

We are exposed to transaction losses due to cardholder and other losses resulting from cardholder activity, as well as non-performance of third parties. We have established a cardholders’ reserve for estimated losses arising from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use, and merchant-related chargebacks due to non-delivery of goods or services. We establish these reserves based upon historical loss and recovery rates, and cardholder activity for which specific losses can be identified. We charge off the balance of these receivables at 90 or 180 days, depending on the nature of the receivable and type of loss. Establishing the reserve for transaction losses is an inherently uncertain process, and ultimate losses may vary from the current estimates. We regularly update our reserve estimate as new facts become known and events occur that may impact the settlement or recovery of losses.

Income Taxes

We recognize tax benefits or expenses on the temporary difference between the financial reporting and tax bases of our assets and liabilities. We measure deferred tax assets and liabilities using statutory based tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We are required to adjust our deferred tax assets and liabilities in the period in which tax rates or the provisions of the income tax laws change. Valuation allowances are established when necessary to reduce deferred tax assets to the amount for which we believe recovery is more likely than not. We classify interest and penalties associated with uncertain tax positions as a component of income tax expense.

Recent Accounting Pronouncements

In January 2010, the FASB issued guidance on fair value measurements and disclosures to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of the additional requirements is not expected to have a material impact on the consolidated financial statements.

In February 2010, the FASB issued an amendment to the guidelines on accounting for subsequent events. The amendment clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued, but that SEC filers are not required to disclose the date through which subsequent events have been evaluated. The amendment was effective upon issuance and did not have an impact on the consolidated financial statements.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks as part of our ongoing business operations, primarily risks associated with fluctuating interest rates for borrowings under our new revolving credit facility entered in September 2010. Borrowings under our new revolving credit facility incur interest based on current market interest rates. We have not historically used derivative financial instruments to manage these market risks. As of September 30, 2010, outstanding borrowings under our new revolving credit facility were $58.5 million. A 1.0% increase or decrease in interest rates would have a $0.4 million impact on our operating results and cash flows for the nine months ended September 30, 2010.

The table below presents principal amounts and related weighted average interest rates as of September 30, 2010 for our revolving credit facility:

(dollars in thousands)
Revolving credit facility	$58,500
Weighted average interest rate	3.04%

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first Annual Report on Form 10-K will not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in management’s ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of December 31, 2011.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

Item 1.   Legal Proceedings

We are involved from time to time in various litigation and regulatory matters arising in the ordinary course of business. The amount, if any, of our ultimate liability with respect to these matters cannot be determined, but we do not expect the resolution of any pending matters to have a material adverse effect on our business or financial condition.

In October 2007, Alexsam, Inc. (‘‘Alexsam’’) filed suit against the Company in the District Court of Travis County, Texas, 419th Judicial District, asserting breach of a license agreement entered into between the Company and Alexsam in 2004. The license agreement was entered into by the parties following Alexsam’s assertion and subsequent dismissal without prejudice of a claim of patent infringement filed by Alexsam against the Company in 2003. Pursuant to the license agreement, NetSpend agreed to pay Alexsam certain royalty payments if NetSpend changed its business process to allow NetSpend cards to be activated or recharged in a manner allegedly covered by the patents held by Alexsam. The parties mediated the case in both 2008 and 2010 without reaching a settlement. In April 2010, NetSpend filed a motion for summary judgment, and following a hearing, the Court denied the motion without comment. The Company is evaluating the possible outcomes related to the litigation and has not recorded a contingent loss because it is currently unable to estimate its loss exposure, if any. The Company plans to vigorously contest Alexsam’s claims. In November 2010, the case was removed to the United States District Court — Western District of Texas.

Item 1A.                Risk Factors

Our financial condition and results of operations are subject to various risks, uncertainties and other factors. These risks and uncertainties include, but are not limited to, the risk factors set forth below. The risks and uncertainties described in this report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any of the following risks, as well as other risks and uncertainties that are not yet identified or that we currently think are immaterial, actually occur, our business, financial condition and results of operations could be materially and adversely affected.

The market for prepaid debit cards and alternative financial services is highly competitive, and competition is increasing as more companies, many that are larger and have greater resources than we do, endeavor to address the needs of underbanked consumers.

The market for prepaid debit cards and related alternative financial services is highly competitive. We directly compete with a number of companies that market and serve as program managers for open-loop prepaid debit cards through retail and online distribution, such as Green Dot Corporation, AccountNow, Inc. and Blackhawk Network Inc. Open-loop prepaid debit cards are those that can be used for transactions at any merchant participating in the relevant card association, such as MasterCard or Visa, or network organization, such as PULSE, as opposed to a single merchant. Many of the arrangements that our competitors have with large distributors are long-term and exclusive, which would prevent these distributors from offering our GPR cards during the terms of the arrangements. Many transaction processors, such as First Data Corporation, Total System Services, Inc., and Galileo Processing, Inc., have prepaid platform capability and increasingly compete directly with us for prepaid program management and processing opportunities with large distributors. We also compete with traditional providers of financial services, such as banks that offer demand deposit accounts and card issuers. Similarly, we anticipate increased competition from large retailers seeking to integrate more profitable financial services into their product offerings. For example, Wal-Mart currently offers a prepaid debit card and related services through its stores with our direct competitors Green Dot and Total System Services as the program manager and the processor, respectively. We also anticipate increased competition from alternative financial services providers, who are often well-positioned to service the underbanked and who may wish to develop and manage their own prepaid debit card programs. For example, in the past year, our retail distributors Pay-O-Matic and Checksmart have both introduced their own GPR cards through their stores. While the increased desire of banks, retailers and alternative financial services providers to develop prepaid debit card programs frequently creates new business opportunities for us, it could also have an adverse effect on our business, including through increased price competition and loss of distributor relationships.

Our ability to grow our business is dependent on our ability to compete effectively against other providers of GPR cards and alternative financial services. Many existing and potential competitors have longer operating histories and greater name recognition than we do. In addition, many of our existing and potential competitors are substantially larger than we are and may already have or could develop substantially greater financial and other resources than we have. We may also face price competition that results in decreases in the purchase and use of our products and services. To stay competitive, we may have to increase the incentives that we offer to our retail distributors and decrease the prices of our products and services, which could adversely affect our operating results.

The majority of our revenues result from GPR cards marketed pursuant to agreements we have entered into with a small number of retail distributors. If we are unable to maintain relationships with our retail distributors on terms that are favorable to us, our business, financial condition and operating results may be materially adversely affected.

Our business model substantially depends on establishing agreements with our retail distributors, which primarily consist of alternative financial services providers, as well as grocery and convenience stores and other traditional retailers. While we continually seek to diversify the sources of our revenues and card distribution, the majority of our revenue streams have historically depended on cards distributed through these retail distributors. In 2009, GPR cards distributed through our largest retail distributor, ACE Cash Express, Inc., or ACE, accounted for approximately 37% of our revenues. In June 2010, during the course of negotiations with ACE regarding possible modifications to our distribution agreement, ACE initiated arbitration against us alleging breach of our agreement based on certain activities of our direct-to-consumer and online marketing programs and seeking, among other things, termination of our agreement. We filed a response setting forth the reasons we believed the claims to be without merit, as well as a counterclaim. We have resolved the dispute and entered into a mutual agreement to release and dismiss with prejudice all claims in the arbitration, and reached an agreement on the terms of certain modifications to our existing distribution agreement. In September 2010, we entered into an amendment to our distribution agreement to reflect these modifications, which we do not expect to have a material impact on our business, financial condition or operating results. However, ACE, or other of our retail distributors, may in the future object to competition from our direct-to-consumer and online marketing programs, and may seek modifications to our agreements or make claims against us, which could have a material adverse effect on our business, financial condition and operating results.

The success of our business depends substantially on our ability to attract and retain retailers with a large number of locations that are convenient for our cardholders to purchase and reload our GPR cards. In the future, some of our retail distributors may endeavor to internally develop their own prepaid debit card programs or enter into exclusive relationships with our competitors to distribute their products. The loss of, or a substantial decrease in revenues from, one or more of our top retail distributors could have a material adverse effect on our business and operating results. Most of our retail distribution agreements have terms ranging from three to five years and are typically renewable automatically for subsequent terms of at least one year unless we or the distributor affirmatively elect to discontinue the agreement within the required notice period. If we want to continue a contractual relationship with a retail distributor after the expiration of the agreement, we are typically required to renegotiate the terms of the agreement upon its expiration, and in some circumstances we may be forced to modify the terms of the agreement before it expires. Our negotiations to renew some distribution agreements have resulted in, and in the future may result in, financial and other terms that are less favorable to us than the terms of the prior agreements, such as terms that permit the distributors to market prepaid debit cards that compete with our GPR cards. We may not succeed in renewing these agreements when they expire, which would result in a complete loss of revenue from these distributors. If we are required to pay higher revenue-sharing amounts or agree to other less favorable terms to retain our retail distributors, or we are not able to renew our relationships with our retail distributors upon the expiration of our agreements, our business, financial condition and operating results would be harmed.

We depend on our distributors’ sale and promotion of our products and services, but their interests and operational decisions might not always align with our interests.

A significant portion of our operating revenues are derived from our products and services sold at the stores of our retail distributors. Our reliance on these retail distributors means that we do not have direct control over the sales of our cards and, as a result, our future growth is inherently unpredictable. Because we often compete with many other providers of consumer and financial products for placement and promotion of products in the stores of our retail distributors, our success depends on our retail distributors and their willingness to promote our products and services successfully. In general, our contracts with these third parties allow them to exercise significant discretion over the placement and promotion of our products in their stores, and they could give higher priority to the products and services of other prepaid debit card providers. In many instances, our retail distributors have greater incentives to promote other products or services to consumers. If our retailers do not actively and effectively promote the sale of our cards, our growth will be limited and our operating results will suffer.

We are subject to extensive and complex federal and state regulation and new regulations and/or changes to existing regulations could adversely affect our business.

As an agent of, and third-party service provider to, our issuing banks, we are subject to indirect regulation and direct audit and examination by the Office of Thrift Supervision, or the OTS, the Office of the Comptroller of the Currency, or the OCC, the Board of Governors of the Federal Reserve System, or the FRB, the Georgia Department of Banking and Finance, or the GDBF, and the Federal Deposit Insurance Corporation, or the FDIC. We are also subject to direct regulation by those states in which we are licensed as a money transmitter.

We have historically taken the position that state money transmitter statutes do not apply to our business for a number of reasons. In the event that a state regulatory authority were to disagree with our position that we are not required to be licensed in any of the states in which we are not currently licensed, it is possible that we, our distributors or our issuing banks could become subject to regulatory enforcement or other proceedings, which could in turn have a significant adverse impact on our business, even if we were to ultimately prevail in such proceedings. In such event, we may have additional arguments available to us that we should not be subject to the licensing requirements under the relevant state money transmitter statutes, and may utilize one or more of these arguments at such time. However, it is possible that we could be unsuccessful in making a persuasive argument that we should not be subject to such licensing requirements, and could be deemed to be in violation of one or more of the state money transmitter statutes. Such failure to comply could result in the imposition of fines, the suspension of our ability to offer some or all of our prepaid debit cards in the relevant jurisdiction, civil liability and criminal liability, each of which would likely have material adverse impact on our revenues.

On March 23, 2010, the FRB issued a final rule implementing Title IV of the Credit Card Accountability, Responsibility, and Disclosure Act of 2009, or CARD Act, which imposes requirements relating to disclosures, fees and expiration dates that are generally applicable to gift certificates, store gift cards and general-use prepaid cards. We believe that our GPR cards, and the maintenance fees charged on our GPR cards, are exempt from the requirements under this rule, as they fall within an express exclusion for cards which are reloadable and not marketed or labeled as a gift card or gift certificate. However, this exclusion is not available if the issuer, the retailer selling the card to a consumer or the program manager promotes, even if occasionally, the use of the card as a gift card or gift certificate. As a result, we provide retailers with instructions and policies regarding the display and promotion of our GPR cards. It is possible, however, that despite our instructions and policies to the contrary, a retailer engaged in offering our GPR cards to consumers could take an action with respect to one or more of the cards that would cause each similar card to be viewed as being marketed or labeled as a gift card, such as by placing our GPR cards on a display which prominently features the availability of gift cards and does not separate or otherwise distinguish our GPR cards from the gift cards. In such event, it is possible that such GPR cards would lose their eligibility for such exclusion to the CARD Act and the rule’s requirements, and therefore could be deemed to be in violation of the CARD Act and the rule, which could result in the imposition of fines, the suspension of our ability to offer our GPR cards, civil liability, criminal liability, and the inability of our issuing banks to apply certain fees to our GPR cards, each of which would likely have a material adverse impact on our revenues.

As the laws applicable to our business, and those of our distributors and issuing banks, change frequently, are often unclear and may differ or conflict between jurisdictions, ensuring compliance has become more difficult and costly. Any failure, or perceived failure, by us, our issuing banks or our distributors to comply with all applicable statutes and regulations could result in fines, penalties, regulatory enforcement actions, civil liability, criminal liability, and/or limitations on our ability to operate our business, each of which could significantly harm our reputation and have a material adverse impact on our business, results of operations and financial condition.

Our retail distributors are subject to extensive and complex federal and state regulations and new regulations and/or changes to existing regulations could adversely affect our ability to offer our GPR cards through their locations, which in turn could have an adverse impact on our business.

As each of our retail distributors offering prepaid cards and related services conducts such activity either as an agent of our issuing banks or, where applicable, of NetSpend in its capacity as a licensed money transmitter, we do not believe that our distributors would be required to become licensed as money transmitters in order to engage in such activity. However, there is a risk that a federal or state regulator will take a contrary position and initiate enforcement or other proceedings against a distributor, us or our issuing banks, which in turn could have an adverse impact on our business, even if the relevant party were to ultimately prevail in such proceedings. In such event, the relevant party may have additional arguments available to it that the retail distributor should not be subject to the licensing requirements under the relevant state money transmitter statutes, and may utilize one or more of these arguments at such time. However, it is possible that the relevant party could be unsuccessful in making a persuasive argument that the retail distributor should not be subject to such licensing requirements, and therefore could be deemed to be in violation of one or more of the state money transmitter statutes. Such failure to comply could result in the imposition of fines, the suspension of the distributor’s ability to offer some or all of our GPR cards and related services in the relevant jurisdiction, civil liability and criminal liability, each of which would likely have a material adverse impact on our revenues.

Our retail distributors include a large number of companies in industries that are highly regulated, such as alternative financial services providers. It is possible that changes in the legal regime governing such businesses could limit the ability of some of our retail distributors to distribute our products or adversely impact their business, and thereby have an indirect adverse impact on our business. For example, a large number of states have either prohibited, or imposed substantial restrictions upon, the offering of “payday loans,” and this activity continues to draw substantial scrutiny from federal and state legislatures, regulatory authorities and various consumer groups. Furthermore, the federal financial reform legislation enacted in July 2010 grants supervisory authority over entities engaged in this activity to a new Consumer Financial Protection Bureau, which is directed to promulgate regulations which may significantly impact the operations and/or viability of various entities, including those engaged in the business of offering payday loans. As a number of our retail distributors, including our largest distributor, ACE Cash Express, are engaged in offering payday loans, further legislative and regulatory restrictions which negatively impact their ability to continue their operations could have a corresponding negative impact on our ability to offer our GPR cards through their locations, potentially resulting in a significant decline in our revenue. In addition, various states have statutes that limit the ability of check cashers to charge a fee for cashing government-issued checks.

We are subject to extensive and complex federal and state regulation relating to the distribution of our GPR cards through corporate employers and new regulations and/or changes to existing regulations could adversely affect our business.

We understand that state banking departments, which are charged with regulating the business of money transmission, have traditionally taken the position that the offering of payroll cards does not constitute money transmission, such that we would not be required to obtain a state money transmission license in order to engage in such activity. We believe that our marketing, distribution and servicing of GPR cards through corporate employers as a program manager and third-party service provider to our issuing banks is not subject to regulation under state money transmitter statutes as we do not handle any related consumer funds at any time. However, there is a risk that a federal or state regulator will take a contrary position and initiate enforcement or other proceedings against us or our issuing banks, which in turn could have an adverse impact on our business, even if we were to ultimately prevail in such proceedings. In such event, we may have arguments other than those described above that we should not be subject to the licensing requirements under the relevant state money transmitter statutes, and may utilize one or more of these arguments at such time. However, it is possible that we could be unsuccessful in making a persuasive argument that we should not be subject to such licensing requirements, and could be deemed to be in violation of one or more of the state money transmitter statutes. Such failure to comply could result in the imposition of fines, the suspension of our ability to offer our GPR cards through corporate employers in the relevant jurisdiction, civil liability and criminal liability, each of which would likely have a material adverse impact on our revenues.

The use of payroll cards as a means for an employer to remit wages or other compensation to its employees or independent contractors is also governed by state labor laws related to wage payments. Most states permit the use of payroll cards as a method of paying wages to employees, either through statutory provisions allowing such use, or, in the absence of specific statutory guidance, the adoption by state labor departments of formal or informal policies allowing for the use of such cards. There are a few states, specifically Georgia, New Mexico and Rhode Island, which do not have statutes and regulations that specifically provide for the use of payroll cards, and have taken the position, through the state labor department, that state law prohibits the use of payroll cards for the purpose of remitting wages or other compensation. Nearly every state allowing payroll cards places certain requirements and/or restrictions on their use as a wage payment method, the most common of which involve obtaining the prior written consent of the relevant employee, limitations on payroll card fees, and disclosure requirements. There is a risk that one or more states or state labor departments that currently permit the use of payroll cards as a wage payment method will take a contrary position, either through revised legislation, regulation or policies, as applicable, or will impose additional requirements on the provision and use of such cards, each of which could have an adverse impact on our business.

On November 12, 2009, the FRB amended its Regulation E, which implements the Electronic Fund Transfers Act, to require that financial institutions obtain an accountholder’s consent prior to assessing any fees or charges in connection with the payment of any consumer overdraft for any ATM or one-time debit transaction. This amendment applies to all accounts subject to Regulation E, including payroll cards, and became effective on July 1, 2010. A significant amount of the revenue generated from the GPR cards we market through corporate employers historically has been attributable to overdraft fees charged on these cards. The application of these requirements may result in a significant decrease in our revenues attributable to our GPR cards marketed through corporate employers, as it is possible that a large number of our cardholders that have historically incurred overdraft charges will not provide their consent to continue participating in the overdraft service.

Limitations on the amount of interchange fees that may be charged to merchants which are fixed by the card associations and network organizations could decrease our revenues and negatively impact our business and financial performance.

A material portion of our operating revenues is derived from our share of the fees charged to merchants for services provided in settling transactions routed through the networks of the card associations and network organizations, commonly known as “interchange fees.” For the year ended December 31, 2009, revenues from interchange fees represented approximately 19% of our total operating revenues, and we expect interchange revenues to continue to represent a material percentage of our total operating revenues in the near term. The amounts of these interchange fees are currently fixed by the card associations and network organizations in their sole discretion. In July 2010, the U.S. Congress adopted legislation which requires the amount of interchange fees charged to merchants in connection with transactions utilizing traditional debit cards and certain prepaid cards issued by financial institutions that, together with their affiliates, have assets of $10 billion or more, to be reasonable and proportionate to the costs of the underlying transactions. The new legislation also generally gives the FRB the power to regulate the amount of such interchange fees and require FRB to promulgate regulations establishing standards for determining when interchange fees are reasonable and proportionate to the costs of the underlying transactions. While general use prepaid debit cards are expressly covered by the legislation, general purpose reloadable prepaid cards are expressly exempted using a definition that we believe applies to our GPR cards. While we believe that the law’s exemption of GPR cards and small issuing banks, such as MetaBank and Inter National Bank, will apply to our GPR card programs, it remains possible that if the FRB exercises its powers and sets the limits below the current rates of interchange fees, the interchange rates applicable to transactions conducted by our cardholders could be impacted through action of the card associations, network organizations and banks that set interchange rates, which would decrease our revenues and profit and could have a material adverse effect on our financial condition and results of operations. In addition, the exemption of GPR cards from the legislation is not available if, after the one year anniversary of the law’s effective date, the GPR card can be charged an overdraft fee or a fee for the first ATM withdrawal per month at a designated ATM network. Depending on the manner in which these limitations are clarified in the implementing regulations, and whether we elect after the effectiveness of such rules to charge such fees, these limitations may in the future limit our ability to benefit from interchange regulation exemptions for GPR cards, or decrease the opportunity to earn additional revenue from overdraft or ATM fees we might otherwise elect to charge. Additionally, even if some or all of our GPR cards were exempt from any such interchange fee restrictions, it is possible that such an exemption may be difficult to preserve if the relevant card associations or network organizations do not provide any mechanism that enables the recognition of the exemption in processing transactions, which could result in a material adverse impact on our revenues.

Changes in applicable laws and regulations may increase our costs of operation, decrease our operating revenues and constrain the terms and conditions of our products and services.

State and federal legislatures and regulatory authorities have become increasingly focused upon the regulation of the financial services industry, and continue to adopt new legislation which could result in significant changes in the regulatory landscape for financial institutions (such as our issuing banks) and other financial services companies (including our business). For example, changes in the way we or our issuing banks are regulated, such as the changes under the federal financial reform legislation enacted in July 2010 related to the consolidation of the OTS into the OCC and the establishment of a federal Consumer Financial Protection Bureau with oversight over us and our products and services, could expose us to increased regulatory oversight and more burdensome regulation of our business and therefore have an adverse impact on our revenue. Additionally, changes to the disclosures which must be provided with our products and services, or limitations placed on the fees that may be applied to our products and services or the interchange rates charged in connection with the use of our prepaid debit cards, could negatively impact our financial position by increasing our costs and reducing our revenue. Furthermore, states may adopt statutes which could limit the application of certain fees or otherwise increase the costs incurred, or negatively impact the revenue received, by our issuing banks in connection with the provision of our prepaid debit cards, which would have an indirect adverse impact on our revenue. Finally, if the federal or a state government imposes additional legislative or regulatory requirements on us, our issuing banks or our distributors, or prohibits or limits our activities as currently conducted, we may be required to modify or terminate some or all of our products and services offered in the relevant jurisdiction or certain of our issuing banks may terminate their relationship with us, which in turn could adversely affect our business. For example, we were recently informed by MetaBank that OTS had issued a supervisory directive directing MetaBank to discontinue offering its iAdvance product based on a determination by OTS that MetaBank engaged in unfair or deceptive acts or practices in connection with its operation of the iAdvance program.

Our card programs are subject to strict regulation under federal law regarding anti-money laundering and anti-terrorist financing. Failure to comply with such laws, or abuse of our card programs for purposes of money laundering or terrorist financing, could have a material adverse impact on our business.

Provisions of the USA PATRIOT Act, the Bank Secrecy Act and other federal law impose substantial regulation of financial institutions designed to prevent use of financial services for purposes of money laundering or terrorist financing. Increasing regulatory scrutiny of our industry with respect to money laundering and terrorist financing matters could result in more aggressive enforcement of such laws or more onerous regulation, which could have a material adverse impact on our business. In addition, abuse of our prepaid card programs for purposes of money laundering or terrorist financing, notwithstanding our efforts to prevent such abuse through our regulatory compliance and risk management programs, could cause reputational or other harm that would have a material adverse impact on our business.

On June 21, 2010, the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN, issued a notice of proposed rulemaking regarding the applicability of the Bank Secrecy Act’s anti-money laundering provisions to prepaid products and other matters related to the regulation of money services businesses. This rulemaking would create additional obligations for entities, including our distributors, engaged in the provision and sale of certain prepaid products, including our prepaid debit cards, such as the obligation for sellers of prepaid debit cards to obtain identification information from the purchaser at the point-of-sale. Compliance with these obligations may result in increased compliance costs for us, our issuing banks and our distributors, and may therefore have a negative impact on the profitability of our business. Additionally, the imposition of such obligations upon sellers of prepaid debit cards may cause some of our distributors to determine that they do not wish to continue offering our prepaid debit cards for sale or reload, which could also have a significant negative impact on our business. However, as the proposed rulemaking is subject to further comment and revision, it is difficult to determine with any certainty what obligations the final rulemaking might impose or what impact they might have on our business or that of our issuing banks or distributors.

At certain times in our history we have been registered with FinCEN as a “money services business,” and therefore have been subject to certain anti-money laundering compliance obligations arising under the Bank Secrecy Act and its implementing regulations. However, we subsequently concluded that we were not required to be registered as a money services business, did not renew our registration and have requested, but not yet received, a formal written opinion from FinCEN to confirm our conclusion. Accordingly, while we do have certain anti-money laundering compliance obligations, these obligations arise contractually under the agreements that we have with each of our issuing banks. It is possible that we may at some future date be required to re-register as a money services business, whether due to a notification from FinCEN that we are required to register under the current requirements or new regulatory requirements such as those contained in the proposed rulemaking described above. In the event that we are required to become registered as a money services business, we may become subject to additional compliance obligations not currently undertaken, which could result in increased costs and a corresponding decrease in our revenue.

The loss of, or changes to, our relationships with MetaBank or our other issuing banks could adversely affect our business, results of operations and financial position.

We rely on the arrangements we have with our issuing banks to provide us with critical products and services, including the FDIC-insured depository accounts tied to our GPR cards, access to the ATM networks, membership in the card associations and network organizations and other banking services. As of September 30, 2010, approximately 72% of our active cards were issued through MetaBank. MetaBank is our preferred issuing bank and has designated us as a preferred program manager for prepaid debit cards. If our relationship with MetaBank deteriorates or if we lose our position as a preferred program manager of MetaBank, it could hinder our ability to grow our business and have an adverse impact on our operating results. If any material adverse event were to affect MetaBank or one or more of our other issuing banks, including as a result of the recent directives issued by OTS against MetaBank, a significant decline in their financial condition, a decline in the quality of their services, loss of deposits, their inability to comply with applicable banking and financial service regulatory requirements, systems failure or their inability to pay us fees, or if we were to lose MetaBank or one or more of our other issuing banks as an issuing bank, we would be forced to find an alternative provider of these critical banking services. Furthermore, as our issuing banks have appointed us and our distributors as their agents for purposes of providing services in connection with our prepaid debit cards in various states, the termination of our relationship with one or more of our issuing banks would force us and our distributors to cease offering prepaid debit cards and related services to the extent that we rely on our status as an agent of our issuing banks in order to do so. We may not be able to find a replacement bank on terms that are acceptable to us or at all. Any change in our issuing banks could disrupt our business or result in arrangements with new banks that are less favorable to us than those we have with our existing issuing banks, either of which could have a material adverse impact on our results of operations and our financial condition. In addition, under our arrangements with our issuing banks, we have agreed upon sharing of certain revenues, costs and expenses. Changes in these arrangements could have a material adverse impact on our results of operations.

Our future growth and financial success will be harmed if there is a decline in the use of prepaid debit cards as a payment mechanism or if there is a decrease in demand for alternative financial services.

We focus on the marketing and sale of GPR cards and related alternative financial services to the underbanked consumer market. Our strategic focus is dependent upon general growth in the demand for prepaid services. As the prepaid financial services industry matures, consumers may find prepaid financial services to be less attractive than traditional bank solutions. Further, other alternatives to prepaid services may develop and limit the growth of, or cause a decline in the demand for, prepaid debit cards. In addition, negative publicity in the prepaid industry may drive consumers to other financial services providers. If the growth in demand does not increase at the rate we expect or as some industry analysts are predicting, our ability to grow could be limited and our results of operations could be materially adversely impacted.

Our profitability is substantially dependent on the transaction, subscription and maintenance fees charged to our cardholders, which may be negatively affected by various factors.

Our profit margin is largely a function of the transaction, subscription and maintenance fees charged to our cardholders. These fees are affected by a number of factors, including:

•              our cardholders’ perception of our ability to add value through our services;

•              the introduction of new products or services by us or our competitors;

•              changes in card association and network organization fees;

•              the pricing policies of our competitors; and

•              general economic conditions.

If these fees are not maintained, our revenue will decline and we will not be able to sustain our profit margin, which could have a material adverse effect on our profitability.

Our business is dependent on our continued participation in the card associations and network organizations, and the termination of our participation in the card associations or network organizations or changes in the card association or network organization rules could materially adversely affect our business.

We derive substantially all of our revenue from the compensation paid by our issuing banks for the program management and processing services that we provide in support of our prepaid debit cards. Because we are not a bank, we are not eligible for membership in the card associations or network organizations. The rules and regulations of the card associations and network organizations require us to be sponsored by a bank in order to process prepaid debit card transactions and serve as a program manager or member service provider of our issuing banks’ prepaid debit card programs. We currently participate in the card associations and network organizations as a program manager and third-party processor of our card programs through sponsorship by our issuing banks. If we or one of our issuing banks fails to comply with the rules and regulations of the card associations or network organizations, or we fail to comply with the applicable program requirements of our issuing banks, the card associations and network organizations could limit, suspend or terminate our participation in the card associations and network organizations or levy fines against us. The card associations and network organizations frequently amend their rules and regulations. If we were unable to comply with any such amended rules or regulations, or our issuing banks were unable to comply with such rules or regulations, the card associations or network organizations could limit, suspend or terminate our participation.

We pay sponsorship, licensing and processing fees to card associations and network organizations for services they provide in processing transactions routed through their networks. The amounts of these fees are currently fixed by the card associations and network organizations in their sole discretion, and are subject to increase at any time. We may pass through to our cardholders increases in these fees, but competitive pressures might prevent us from passing all or some of such increases through to our cardholders in the future. To the extent that we are unable to do so, our cost of revenues would increase and our net income would decrease, assuming no change in transaction volumes. Any such decrease in net income could have a material adverse effect on our financial condition and operating results.

The termination of our participation in the card associations and network organizations, or any changes in their rules and regulations or our issuing banks’ program requirements that would impair our participation in the card associations and network organizations, could require us to alter or suspend processing services that we provide to the issuing banks with respect to our prepaid debit cards, which would adversely affect our business. Further, if any of our issuing banks loses its sponsorship in the card associations and network organizations, and we are unable to secure another bank to sponsor us as a program manager and third-party processor with such card association or network organization, we will not be able to process transactions with respect to our prepaid debit cards and our business would be adversely affected.

Unauthorized disclosure of cardholder data, whether through breach of our computer systems or otherwise, could expose us to liability and protracted and costly litigation.

We collect and store personally identifiable information about our cardholders, including names, addresses, social security numbers, driver’s license numbers and account numbers, and maintain a database of cardholder data relating to specific transactions, including account numbers, in order to process transactions and prevent fraud. As a result, we are required to comply with the privacy provisions of the Gramm-Leach-Bliley Act, various other federal and state privacy statutes and regulations, and the Payment Card Industry Data Security Standard, each of which is subject to change at any time. Compliance with these requirements is often difficult and costly, and our failure, or our distributors’ failure, to comply may result in significant fines or civil penalties, regulatory enforcement action, liability to our issuing banks and termination of our agreements with one or more of our issuing banks, each of which could have a material adverse effect on our financial position and/or operations. In addition, a significant breach could result in our being prohibited from processing transactions for any of the relevant card associations or network organizations, including Visa, MasterCard or PULSE, which would also have a significant material adverse impact on our financial position and/or operations.

Furthermore, if our computer systems are breached by unauthorized users, we may be subject to liability, including claims for unauthorized purchases with misappropriated bank card information, impersonation or similar fraud claims. We could also be subject to liability for claims relating to misuse of personal information, such as unauthorized marketing purposes, or failure to comply with laws governing notification of such breaches. These claims also could result in protracted and costly litigation. In addition, we could be subject to penalties or sanctions from the relevant card associations or network organizations.

Finally, any data breach or failure to comply with any applicable privacy requirements could result in damage to our reputation, which could reduce the use and acceptance of our prepaid cards, cause our issuing banks or distributors to cease doing business with us, or lead to greater regulation, each of which could have a significant material adverse impact on our business, results of operations, financial position or potential for growth.

The information technology systems and networks maintained by us and the third parties on whom we rely could fail due to factors, including those beyond our control, which could negatively impact our existing customer relationships and our business reputation.

We depend on the efficient and uninterrupted operation of our end-to-end operational and technology platform, which is comprised of a complex system of computers, software, data centers and networks, as well as the systems of a wide variety of third parties, including our issuing banks, distributors, card associations, network organizations and processors, in which we have limited control. These systems may be prone to periodic failure and outages. Our end-to-end operational and technology platform, and the third party networks and systems on which it relies, could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Our property and business interruption insurance may not be adequate to compensate for all losses or failures that may occur. These failures could negatively impact our existing customer relationships and our business reputation.

We and our distributors may be subject to claims of infringement.

The technologies used in the payments industry are protected by a wide array of patents and other intellectual property rights. As a result, third parties may assert infringement and misappropriation claims against us from time to time based on our general business operations or the equipment, software or services we use or provide. In the past, certain third parties have asserted or suggested the possibility of asserting patent infringement claims against us. In two instances, we have entered into patent license agreements with such third parties. In 2003, Alexsam, Inc. asserted a claim of patent infringement against us. Alexsam dismissed the claim without prejudice less than one month later pursuant to the parties’ agreement to negotiate a patent license agreement. We subsequently entered into a license agreement with Alexsam that gave us the option to begin using Alexsam’s patents (if we so chose) in exchange for royalties, but provided that we would not owe Alexsam royalties for the use of our existing systems. In 2008, we received a letter from Ronald A. Katz Technology Licensing, L.P., or RAKTL, which contained an offer for us to acquire a license under the RAKTL portfolio of patents related to certain interactive voice response technologies. In 2010, we entered into a release and contingent license agreement with RAKTL relating to the RAKTL portfolio of patents. Whether or not an infringement or misappropriation claim is valid or successful, it could adversely affect our business by diverting management’s attention and involving us in costly and time-consuming litigation. In the event a claim of infringement against us is successful, we may be required to pay past and future royalties to use technology or other intellectual property rights then in use, we may be required to enter into a license agreement and pay license fees or we may be required to stop using the technology or other intellectual property rights then in use. We may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. In addition, our distributors may be subject to infringement or misappropriation claims that if successful could preclude the distributor from distributing our products and services or cause the distributor to increase the fees they charge us. In addition, if claims made against our distributors arise out of their distribution of our products and services, we are required to indemnify them against any losses. We may not be fully protected against all losses associated with an infringement or misappropriation claim involving our licensors and suppliers who provide us with the software and technology that we use in our business. In addition, any such suppliers may refuse to, or may be unable to, pay any damages or honor their defense and indemnification obligations to us, which may result in us having to bear such losses.

We have entered into outsourcing and other agreements related to certain business operations, and any difficulties experienced in these arrangements could result in additional expense, loss of cardholders and revenue or an interruption of our services.

We have entered into outsourcing agreements with third parties to provide certain customer service and related support functions to our cardholder, including the outsourcing of customer service through facilities located in Texas, Mexico and the Philippines. As a result, we must rely on third parties over which we have limited control to perform certain of our operations and, in certain circumstances, interface with our cardholders. In addition, it may be difficult to continue to outsource customer support services to facilities outside of the U.S. If these third parties are unable to perform to our requirements, we may be forced to pursue alternative strategies to provide these services, which could result in delays, interruptions, additional expenses and loss of cardholders.

We have also entered into contracts with third-party vendors to provide certain services, technology and software. In the event that these service providers fail to maintain adequate levels of support, do not provide high quality service, discontinue their lines of business, terminate our contractual arrangements or cease or reduce operations, we may be required to pursue new third-party relationships, which could disrupt our operations, increase the costs of these services, technology or software and divert management’s time and resources. If we are unable to complete a transition to a new provider on a timely basis, or at all, we could be forced to temporarily or permanently discontinue certain services, which could disrupt services to our customers and adversely affect our business, financial condition and results of operations.

We are subject to risks and write-offs resulting from fraudulent activities and losses from overdrawn cardholder accounts, which could adversely impact our financial performance and results of operations.

Our prepaid cards expose us to counterfeit threats through the misuse of such cards, collusion, fraud, identity theft and systemic attacks on our systems. An additional threat is the theft of cards in a retail environment. Although these stolen cards are not active and thus not able to be used, theft or attempted misuse of our prepaid debit cards could nonetheless cause reputational harm. While a large portion of fraudulent activity is addressed through the chargeback systems and procedures maintained by the card associations and network organizations, we are often responsible for losses that result from transactions in small amounts that are fraudulently forced by merchants through the settlement systems maintained by the card associations and network organizations without prior authorization for which it is not economically feasible to pursue chargebacks. The systems and procedures we have established to detect and reduce the impact of fraud may not be entirely effective and, as a result, incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase our write-off liability and could harm our reputation, which could have an adverse effect on our operating results and financial condition.

In addition, from time to time, certain of our cardholders may attempt to utilize their prepaid debit cards for purchase transactions which exceed the amount of funds available in their card accounts. While we generally decline authorization attempts for such transactions in accordance with the policies and procedures established by our issuing banks, card accounts may become overdrawn through the application of card association and network organization rules and regulations, the timing of the settlement of card transactions and the assessment of subscription, maintenance or other fees charged by our issuing banks. We also provide certain cardholders with a “cushion” which allows them to overdraw their card accounts. In any such event, we may be liable to our issuing banks for the resulting overdrawn account balance.

Finally, eligible cardholders may enroll in overdraft programs offered by certain of our issuing banks, pursuant to which the issuing bank, in its sole discretion, funds certain prepaid debit card transactions that exceed the available balance in the relevant card account. While this is a discretionary service offered by the issuing bank to eligible cardholders, we are responsible to our issuing banks for any losses associated with these overdrawn account balances.

We maintain reserves intended to cover the risk that we may not recover losses resulting from fraudulent activities and from our cardholders’ overdrawn account balances. The provision for these cardholder related losses resulted in $2.6 million, $2.4 million and $4.9 million of expense during the years ended December 31, 2007, 2008 and 2009, respectively, but our exposure may increase above these levels for a variety of reasons, including our failure to predict the actual recovery rate, failure to effectively manage risk, and failure to prevent fraud. Accordingly, our business, results of operations and financial condition could be materially and adversely affected to the extent that we incur losses resulting from overdrawn cardholder accounts and fraudulent activity which exceed our designated reserves, or we determine that it is necessary to increase our reserves substantially in order to address any increased recovery risk.

If any of the large retailers in our distribution and reload network fails to remit the cardholders’ funds they collect in connection with the load or reload of cards to our issuing banks, we may reimburse our issuing banks for such funds, which could have a material adverse effect on our financial position and results of operations.

A significant portion of our business is conducted through retailers that provide load and reload services to our cardholders at their retail locations. Members of our distribution and reload network collect our cardholders’ funds and are contractually required to remit them by electronic transfer directly to our issuing banks for deposit in the cardholder accounts. Our issuing banks typically receive our cardholders’ funds no earlier than three business days after they are collected by the retailer. If a retailer becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit funds to our issuing banks, we typically reimburse our issuing banks for such funds. Given the unprecedented volatility in global financial markets and the economic challenges facing the U.S., the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner. If in the future any of the large retailers in our reload network for any reason fails to remit funds to our issuing banks and we reimburse our issuing banks for such funds, it could have a material adverse effect on our financial position and results of operations.

The lack of a strong brand name or inability to maintain or strengthen our brand may reduce our ability to retain and attract customers, which could adversely affect our business, financial condition and operating results.

Many of our cards are principally branded with the trademarks of our distributors. Accordingly, many of our customers do not have a strong awareness of the NetSpend brand and may not associate our products and services with us. Increasing brand awareness among distributors and ultimate consumers is an important part of our strategy to grow our business. Developing, promoting and maintaining our brand and image requires a consistent capital investment and expense, and this investment in our brand and image may not be successful. If we fail to develop, promote and maintain our brand and image, we may not be able to grow our customer base and our financial and operational results may suffer.

If we lose key personnel or are unable to attract additional qualified personnel as we grow, our business could be adversely affected.

We depend on the ability and experience of a number of our key personnel who have substantial experience with our operations, the rapidly changing payment processing industry, other public companies and the selected markets in which we offer our products and services. It is possible that the loss of the services of one or a combination of our senior executives or key managers would have an adverse effect on our operations. Our success also depends on our ability to continue to attract, manage and retain other qualified management and technical personnel as we grow, and we may be unable to attract, manage or retain such personnel. Due to the competitive nature of our industry, we may also be vulnerable to successful attempts by our competitors to hire our employees.

We may not increase cardholder direct deposit participation and therefore may not achieve all of our strategic growth objectives.

Product features such as direct deposit loading onto reloadable prepaid debit cards have increased the attractiveness of such cards and increased their utility to underbanked consumers. Because direct deposit active cardholders on average initiate more debit transactions and generate more revenues for us than active cardholders without direct deposit, increasing cardholder adoption of direct deposit is an important part of our strategy. We are devoting significant resources to the further development of our direct deposit programs, and our growth profile depends on a resulting increase in direct deposit participation by our cardholders. Some of our existing contracts with our retail distributors prohibit us from directly promoting direct deposit to their customers. It is possible that other distributors will in the future insist on similar restrictions, which could limit our ability to grow direct deposit participation. If we are unable to increase direct deposit participation as projected, we will be unable to meet our growth projections, and our business and results of operations will be adversely affected.

Business, political and economic factors may affect our operations, the manner in which we conduct our business and our rate of growth.

The U.S. economy has deteriorated significantly over the last two years and unemployment rates have risen. If economic conditions and unemployment rates continue to deteriorate or do not improve, our target consumer base may be disproportionately affected due to the generally lower incomes of the consumers of our products. In addition, a large proportion of our target customers work in industries that may be disproportionately affected by a downturn in the U.S. economy. Stagnant economic growth and high unemployment are likely to negatively affect our customers’ ability to purchase new services from us and the use of our GPR cards to purchase good and services. We believe rising unemployment rates contributed significantly to cardholder attrition in 2008 and 2009. The resulting impact of such economic conditions on our customers and on consumer spending could have a material adverse effect on demand for our services and on our business, financial condition and operating results.

We have engaged, and may engage in the future, in mergers, acquisitions or strategic transactions that could disrupt our business and harm our financial condition.

We acquired Skylight Financial, Inc., or Skylight, in 2008 to add its employer distribution network to our retail distribution and direct-to-consumer and online marketing efforts. We may in the future further expand our distribution channels, technology platform or other aspects of our business through the acquisition of other businesses, assets or technologies. Any such transactions can entail risk, may require a disproportionate amount of our management and financial resources, and may create operating and financial challenges, including:

•                  difficulty integrating the acquired technologies, services, products, operations and personnel of the acquired business;

•                  disruption to our existing business;

•                  increased regulatory and compliance requirements;

•                  negative impact on our cash and available credit lines for use in financing future growth and working capital;

•                  inability to achieve projected synergies;

•                  increasing costs and complexity associated with the maintenance of adequate internal control and disclosure controls and procedures; and

•                  loss of key personnel.

The anticipated benefit to us of any strategic transactions, acquisitions or mergers may never materialize. For example, in 2008 we recorded an impairment of goodwill and acquired intangible assets related to our acquisition of Skylight in the amount of $26.3 million. Future investments, acquisitions or dispositions could result in dilutive issuances of our equity securities, a reduction in our cash reserves, the incurrence of additional debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could have an adverse effect on our business, financial condition and operating results.

If we are unable to adequately protect our intellectual property and other proprietary rights, we may lose a valuable competitive advantage or be forced to incur costly litigation to protect our rights.

Our success depends in part on developing and protecting our intellectual property and other proprietary rights. We rely on a combination of patent, trade secret, copyright and trademark laws, as well as licenses of intellectual property from third parties, to protect our intellectual property and conduct our business in a manner that does not infringe or misappropriate the intellectual property of third parties. We also rely on other confidentiality and contractual agreements and arrangements with our employees, affiliates, business partners and customers to establish and protect our intellectual property and similar proprietary rights. We have five patent applications pending with the United States Patent and Trademark Office, including applications related to our payment processing platform and business methods. These patent applications may not become issued patents. If they do not become issued patents, our competitors would not be prevented from using these inventions.

Existing laws afford only limited protection for our intellectual property rights. Intellectual property rights or registrations granted to us may provide an inadequate competitive advantage to us or be too narrow to protect our products and services. The protections outlined above may not be sufficient to prevent unauthorized use, misappropriation or disclosure of our intellectual property or technology and may not prevent our competitors from copying, infringing, or misappropriating our products and services. It is possible that others will independently develop, design around or otherwise acquire equivalent or superior technology or intellectual property rights. If we are unable to adequately protect our intellectual property rights, our business and growth prospects could be materially and adversely affected.

Our failure to anticipate rapid changes in technology may negatively affect demand for our services in the marketplace.

The electronic payments industry is subject to rapid and significant technological changes. We expect that new services and technologies applicable to our industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently utilize in our products and services. Additionally, we may make future investments in, or enter into strategic alliances to develop, new technologies and services or to implement changes to our operating platform to further our growth prospects, strengthen our existing businesses and remain competitive. However, our ability to transition to new services and technologies that we develop may be inhibited by a lack of industry-wide standards, by resistance from our distributors, network acceptance members, third-party network processors or consumers to these changes, or by the intellectual property rights of third parties. Our future success will depend, in part, on our ability to develop new technologies and adapt to technological changes and evolving industry standards. These initiatives are inherently risky, and they may not be successful or may have an adverse effect on our business, financial condition and results of operations.

We and some of our third-party suppliers are susceptible to the occurrence of catastrophic events, which could impair our ability to operate our business.

We and some of the third-party services providers on which we rely are vulnerable to damage from catastrophic events, such as power loss, natural disasters, terrorism and similar events beyond our control. Some of the third-party providers we rely on to provide customer service and related support functions to our customers are located in developing nations such as Mexico and the Philippines, which may make our products and services more susceptible to certain events, including political upheavals, war, terrorist attacks, strikes, natural disasters and pandemics. If we or our suppliers experience any of these events, our systems and networks may not function properly, we may lose customers and revenues, and we may have difficulty attracting new customers, any of which could have a material adverse impact on our business, financial condition and results of operations. In addition, the business interruption insurance we carry may not cover any or all of the losses we may experience as a result of such events. Any significant losses that are not covered by insurance could negatively affect our financial condition and results of operations.

The terms of our new credit agreement and the maximum amounts we are contractually permitted to borrow may restrict our current and future operations and limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

In September 2010, we entered into a new revolving credit agreement with a syndicate of banks with SunTrust Bank as administrative agent. This new credit agreement provides a revolving credit facility of $135.0 million. The new credit agreement is unconditionally guaranteed and secured by virtually all of the assets of our existing and future subsidiaries.

The new credit agreement contains, and any future indebtedness of ours would likely contain, a number of restrictive financial and non-financial covenants that impose significant operating and financial restrictions on us, including requirements that we maintain certain liquidity levels and financial ratios and certain restrictions on our ability to make investments, pay dividends or sell assets. A failure by us to comply with the covenants or financial ratios contained in our new credit agreement could result in an event of default which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of any event of default under our new credit agreement, the lender could elect to declare all amounts outstanding to be due and payable and require us to apply all of our available cash to repay these amounts. The acceleration of indebtedness under our new credit agreement could have a material adverse effect on our business, financial condition and results of operations.

In addition to the current restrictions and requirements contained in this new credit agreement, the maximum amounts we are contractually permitted to borrow under the new credit agreement could limit our flexibility in obtaining additional financing and in pursuing other business opportunities. These restrictions and requirements could have negative consequences for us, including the following:

•                  our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes may be impaired or financing may not be available to us on favorable terms;

•                  we would need a substantial portion of our cash flows to pay the interest and, at maturity in September 2015, the principal on our indebtedness, including indebtedness that we may incur in the future, which would reduce the funds that would otherwise be available for operations and future business opportunities;

•                  a substantial decrease in net operating cash flows could make it difficult for us to repay our indebtedness at maturity and force us to modify our operations and to comply with the financial covenants contained in the new credit agreement;

•                  our debt level could make us more vulnerable than our competitors to an increasingly competitive environment, and to a downturn in either our business or the economy generally; and

•                  because our debt has a variable rate of interest, it exposes us to the risk of increased interest rates.

As a public company, we are subject to reporting and corporate governance requirements that we have not historically been subject to and that may be difficult for us to satisfy, will raise our costs and may divert resources and management attention from operating our business.

We operated as a private company until consummation of our initial public offering in October 2010. As a result of becoming a public company, we are now subject to certain reporting and corporate governance requirements, including the rules of the Nasdaq Stock Market, and the provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the regulations promulgated thereunder, which will impose significant new compliance obligations upon us. As a public company, we are required, among other things, to evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC and the Public Company Accounting Oversight Board.

The adequacy of our internal control over financial reporting must be assessed by management each year commencing with the year ending December 31, 2011. We have not historically maintained comprehensive documentation of our internal control over financial reporting, nor have we documented our compliance with these controls on a periodic basis in accordance with Section 404 of the Sarbanes-Oxley Act. Furthermore, we have not tested our internal control over financial reporting in accordance with Section 404 and, due to our lack of documentation, this testing is not currently possible. If we are unable to implement the controls and procedures required by Section 404 in a timely manner or otherwise to comply with Section 404, management might not be able to certify, and our independent registered public accounting firm might not be able to report on, the adequacy of our internal control over financial reporting. If we are unable to maintain adequate internal control over financial reporting, we might be unable to report our financial information on a timely basis and might suffer adverse regulatory consequences or violate Nasdaq Stock Market listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. In addition, if we are unable to implement the controls and procedures required by Section 404 effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent registered public accounting firm.

The changes necessitated by having become a public company require a significant commitment of additional resources and management oversight that will increase our costs and might place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns. In addition, we might not be successful in implementing and maintaining controls and procedures that comply with these requirements. If we fail to maintain an effective internal control environment or to comply with the numerous legal and regulatory requirements imposed on public companies, we could make material errors in, and be required to restate, our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For the three months ended September 30, 2010, we issued and sold 97,161 shares of common stock to certain of our employees and consultants upon the exercise of options to purchase common stock granted pursuant to our Amended and Restated 2004 Equity Incentive Plan (the “2004 Plan”) at exercise prices ranging from $0.80 per share to $3.53 per share.  The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) thereof, and the rules and regulations promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701.

For the three months ended September 30, 2010, we granted options to purchase an aggregate of 350,000 shares of class A common stock to certain employees of NetSpend Corporation pursuant to the 2004 Plan at an exercise price of $3.78 per share.  The issuance of such options was exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) thereof, and the rules and regulations promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701.

Use of Proceeds

The Form S-1 Registration Statement (File No. 333-168127) relating to our initial public offering was declared effective by the SEC on October 18, 2010, and the offering was completed on October 22, 2010. Goldman, Sachs & Co. and BofA Merrill Lynch acted as book-running managers, William Blair & Company acted as lead manager, and SunTrust Robinson Humphrey, Wells Fargo Securities, Duncan-Williams, Inc., and Knight/Houlihan Lokey acted as co-managers for the offering.

We registered the offering and sale of 2,272,727 shares of common stock by us and the associated sale of 19,043,722 shares of common stock by the selling stockholders, which included 2,780,406 shares sold by the selling stockholders pursuant to the underwriters’ over-allotment option, in each case at a public offering price of $11.00 per share. The underwriters completed the exercise of the over-allotment option in full on October 22, 2010. The aggregate public offering price of the offering amount registered, including shares to cover the underwriters’ over-allotment option, was $234.5 million and the offering did not terminate before all of the shares registered in the registration statement were sold. We received net proceeds of $21.3 million after deducting underwriting discounts and commissions and $2.1 million in total expenses incurred by us in connection with the offering. The selling stockholders received net proceeds of $195.9 million after deducting underwriting discounts and commissions. We did not receive any of the proceeds from the sale of shares by the selling stockholders.

The proceeds from the initial public offering were allocated to cash and cash equivalents to fund working capital. There have been no material changes in our planned use of proceeds from the initial public offering as described in our final prospectus filed with the SEC on October 19, 2010 pursuant to Rule 424(b).

Item 6.    Exhibits

Exhibit Number	Description of Exhibits

3.1	Third Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws

4.1	Registration Rights Agreement by and among NetSpend Holdings, Inc. and certain stockholders

10.1*	Credit Agreement, dated as of September 24, 2010, by and among NetSpend Holdings, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 of Amendment No. 4 to the Registration Statement on Form S-1, filed on September 28, 2010)

10.2*

Pledge and Security Agreement, dated as of September 24, 2010, by and among NetSpend Holdings, Inc., NetSpend Corporation, Skylight Acquisition I, Inc., Skylight Financial, Inc., NetSpend Payment Services and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 of Amendment No. 4 to the Registration Statement on Form S-1, filed on September 28, 2010)

10.3*

Guaranty, dated as of September 24, 2010, by and among NetSpend Corporation, Skylight Acquisition I, Inc., Skylight Financial, Inc., NetSpend Payment Services, Inc. and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.3 of Amendment No. 4 to the Registration Statement on Form S-1, filed on September 28, 2010)

10.4*

Amended and Restated Employment Agreement, dated as of September 20, 2010, by and among Daniel Henry, NetSpend Corporation and NetSpend Holdings, Inc. (incorporated by reference to Exhibit 10.4 of Amendment No. 3 to the Registration Statement on Form S-1, filed on September 20, 2010)

10.5*

Amended and Restated Employment Agreement, dated as of September 20, 2010, by and among Christopher T. Brown, NetSpend Corporation and NetSpend Holdings, Inc. (incorporated by reference to Exhibit 10.10 of Amendment No. 3 to the Registration Statement on Form S-1, filed on September 20, 2010)

10.6*

Stock Option Award Agreement between NetSpend Holdings, Inc. and Charles Harris, dated July 1, 2010 (incorporated by reference to Exhibit 10.24 of Amendment No. 1 to the Registration Statement on Form S-1, filed on August 31, 2010)

10.7*

Restricted Stock Agreement between NetSpend Holdings, Inc. and Charles Harris, dated July 1, 2010 (incorporated by reference to Exhibit 10.25 of Amendment No. 1 to the Registration Statement on Form S-1, filed on August 31, 2010)

10.8*†

Memorandum of Understanding, dated as of September 9, 2010, by and between ACE Cash Express, Inc. and NetSpend Corporation (incorporated by reference to Exhibit 10.32 of Amendment No. 2 to the Registration Statement on Form S-1, filed on September 17, 2010)

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*              Incorporated by reference.

†                                          Certain portions of this exhibit have been omitted pursuant to an order granting confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSPEND HOLDINGS, INC.

By:	/s/ Daniel R. Henry
Daniel R. Henry
Chief Executive Officer

November 10, 2010

Exhibit Index

Exhibit Number	Description of Exhibits

3.1	Third Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws

4.1	Registration Rights Agreement by and among NetSpend Holdings, Inc. and certain stockholders

10.1*

Credit Agreement, dated as of September 24, 2010, by and among NetSpend Holdings, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 of Amendment No. 4 to the Registration Statement on Form S-1, filed on September 28, 2010)

10.2*

Pledge and Security Agreement, dated as of September 24, 2010, by and among NetSpend Holdings, Inc., NetSpend Corporation, Skylight Acquisition I, Inc., Skylight Financial, Inc., NetSpend Payment Services and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 of Amendment No. 4 to the Registration Statement on Form S-1, filed on September 28, 2010)

10.3*

Guaranty, dated as of September 24, 2010, by and among NetSpend Corporation, Skylight Acquisition I, Inc., Skylight Financial, Inc., NetSpend Payment Services, Inc. and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.3 of Amendment No. 4 to the Registration Statement on Form S-1, filed on September 28, 2010)

10.4*

Amended and Restated Employment Agreement, dated as of September 20, 2010, by and among Daniel Henry, NetSpend Corporation and NetSpend Holdings, Inc. (incorporated by reference to Exhibit 10.4 of Amendment No. 3 to the Registration Statement on Form S-1, filed on September 20, 2010)

10.5*

Amended and Restated Employment Agreement, dated as of September 20, 2010, by and among Christopher T. Brown, NetSpend Corporation and NetSpend Holdings, Inc. (incorporated by reference to Exhibit 10.10 of Amendment No. 3 to the Registration Statement on Form S-1, filed on September 20, 2010)

10.6*

Stock Option Award Agreement between NetSpend Holdings, Inc. and Charles Harris, dated July 1, 2010 (incorporated by reference to Exhibit 10.24 of Amendment No. 1 to the Registration Statement on Form S-1, filed on August 31, 2010)

10.7*

Restricted Stock Agreement between NetSpend Holdings, Inc. and Charles Harris, dated July 1, 2010 (incorporated by reference to Exhibit 10.25 of Amendment No. 1 to the Registration Statement on Form S-1, filed on August 31, 2010)

10.8*†

Memorandum of Understanding, dated as of September 9, 2010, by and between ACE Cash Express, Inc. and NetSpend Corporation (incorporated by reference to Exhibit 10.32 of Amendment No. 2 to the Registration Statement on Form S-1, filed on September 17, 2010)

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*              Incorporated by reference.

†                                          Certain portions of this exhibit have been omitted pursuant to an order granting confidential treatment.