Form 10-K
period 2010-12-31
NetSpend Holdings, Inc.
filed 2011-03-02
CIK 1496623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number: 001-34915

NetSpend Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2306550 (I.R.S. Employer Identification No.)
701 Brazos Street Suite 1300 Austin, Texas (Address of principal executive offices)	78701-2582 (Zip Code)

Registrant's telephone number, including area code:
(512) 532-8200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	The NASDAQ Stock Market LLC (Nasdaq Global Select Market)

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore cannot calculate the aggregate market value of its common equity held by non-affiliates as of such date.

         The number of shares of the registrant's common stock outstanding on February 25, 2011 was 88,880,518.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's proxy statement relating to the annual meeting of stockholders in 2011. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K and the documents incorporated into this Annual Report on Form 10-K by reference contain forward-looking statements. These forward-looking statements include statements with respect to our financial condition, results of operations and business. The words "assumes," "believes," "expects," "budgets," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or similar terminology identify forward-looking statements. These forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized, cause actual results to differ materially from our forward-looking statements and/or otherwise materially affect our financial condition, results of operations and cash flows. Please see the section below entitled "Risk Factors" for a discussion of examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q to be filed in 2011. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date hereof. Except as provided by law, we undertake no obligation to update any forward-looking statement based on changing circumstances or otherwise.

 PART I

ITEM 1.    BUSINESS

Overview

        NetSpend is a leading provider of general-purpose reloadable prepaid debit cards, or GPR cards, and related alternative financial services to underbanked consumers in the U.S. We believe we are one of the largest dedicated providers of GPR cards in the U.S., with approximately 2.1 million active cards as of December 31, 2010 and a gross dollar volume of debit transactions and cash withdrawals of $9.8 billion for the twelve months ended December 31, 2010. We primarily focus on the estimated 60 million underbanked consumers in the U.S. who do not have a traditional bank deposit account or who rely on alternative financial services.

        Our GPR cards are tied to FDIC-insured depository accounts and can be used to make purchase transactions at any merchant that participates in the MasterCard, Visa or PULSE networks and to withdraw funds at participating automated teller machines, or ATMs. The additional features we offer to our cardholders include direct deposit, interest-bearing savings accounts, bill pay and card-to-card transfer functionality, personal financial management tools and online and mobile phone card account access. We market our cards through multiple distribution channels, including contractual relationships with retail distributors, direct-to-consumer and online marketing programs, and contractual relationships with corporate employers. As of December 31, 2010, we marketed our GPR cards through approximately 750 retail distributors at approximately 39,000 locations and offered our cardholders the ability to reload funds onto their cards at over 100,000 locations.

Market Opportunity

Prepaid Cards

        The prepaid card market is one of the fastest growing segments of the payments industry in the U.S. This market has experienced significant growth in recent years due to consumers and merchants embracing improved technology, greater convenience, more product choices and greater flexibility. Within the prepaid card market, which includes branded and private label gift cards, GPR cards, payroll cards, travel cards, college campus cards and teen spending cards, one of the fastest growing segments is GPR cards. A GPR card, typically branded with the MasterCard or Visa logo, is an "open-loop" prepaid debit card that provides cardholders the ability to load and reload funds onto their cards and make purchase transactions at any merchant that participates in the MasterCard, Visa or PULSE network, as well as to withdraw funds from participating ATMs. GPR cards such as NetSpend's have the same functionality as bank debit cards, serving as access devices to an FDIC-insured depository account with a bank. NetSpend is one of the most established providers of GPR cards, having marketed GPR cards since our inception.

        Mercator Advisory Group estimates the total loads on open-loop prepaid debit cards in 2010 to be $165.3 billion, and forecasts total loads to grow at a compound annual growth rate of 35.6% from 2009-2013. Mercator estimates that of those loads in 2010, $42.1 billion was loaded on GPR cards and that total loads on GPR cards will grow at a compound annual growth rate of 63.0% from 2009-2013, reaching an estimated $201.9 billion in load volume in 2013.

GPR Card Load Volumes 2009-2013 (U.S. $ billions)

Underbanked Consumers

        Prepaid debit cards have proven an attractive alternative to traditional bank accounts for certain segments of the population, particularly underbanked consumers. A December 2009 study by the FDIC concluded that at least 25.6% of U.S. households, comprising approximately 60 million adults, are unbanked or underbanked, which we refer to collectively as underbanked. This includes 7.7% of U.S. households that are "unbanked"—those without a checking or savings account, and another 17.9% that are "underbanked"—those reliant on alternative financial services such as non-bank money orders, check cashing, rent-to-own agreements and payday loans. Although this consumer segment represents an attractive market segment for financial services products given the large amounts of payments they receive, underbanked consumers often remain underserved by traditional financial services providers. We believe many underbanked consumers are dissatisfied with the traditional banking sector due to expensive fee structures, including minimum balance fees and overdraft charges, denial of access to credit products due to a lack of credit history or poor credit, or a distrust in non-cash financial instruments. In addition, many traditional financial services providers are not open during hours or located in areas that are convenient for underbanked consumers.

        As a result of their lack of access to traditional bank services, many underbanked consumers have historically used cash as their primary payment vehicle. However, the reliance on cash inherently limits these consumers' purchasing power and flexibility. For this large portion of the population, prepaid debit cards have emerged as an attractive alternative to cash, allowing a cardholder to participate in mainstream financial transactions by other means. Our GPR cards provide the cardholder with the convenience, security and freedom associated with access to universal electronic payment capabilities and product innovations such as direct deposit, interest-bearing savings accounts, complimentary insurance coverage, bill pay and card-to-card transfer functionality, personal finance management tools and online and mobile phone card account access.

 Competitive Strengths

        We believe that our competitive strengths include the following:

Extensive Knowledge of Underbanked Consumers

        Since 2001, we have served more than seven million underbanked consumers and have developed a database of more than 34 million consumers who we believe are underbanked. The experience we have gained and the data we have gathered have allowed us to develop extensive knowledge regarding the attitudes, characteristics and purchasing behavior of underbanked consumers. We have utilized this knowledge to develop a robust portfolio of products and services that we believe not only attracts underbanked consumers as new cardholders, but also drives longer cardholder retention.

Valuable and Loyal Customer Base

        We believe we have achieved one of the highest average cardholder lifetimes among GPR card providers. Our promotion of direct deposit and our product suite provide consumers a consistent and affordable financial services solution and increase the lifetime value of the customer relationship.

Extensive and Diverse Distribution and Reload Network

        We have built an extensive distribution and reload network throughout the U.S. comprised of diverse categories of retailers, our own direct-to-consumer and online marketing programs and corporate employers, which allows us to reach a large number of underbanked consumers and reduce our dependency on any single channel or distributor.

End-to-End, Scalable and Proprietary Technology Platform

        We believe that the full integration of our program management and transaction processing operations into a single end-to-end operational and technology platform is unique among the leading GPR card providers. This platform provides us with a competitive advantage derived from attractive economies of scale, flexible product development capabilities and speed to market with differentiated product offerings. Further, by processing transactions on our own platform, we gain unique and extensive insight into the attitudes, characteristics and purchasing behavior of underbanked consumers, which allows us to better tailor our products and services to this consumer segment.

Strong Regulatory Compliance

        As a provider of prepaid debit cards targeting underbanked consumers since 2001, we have acquired extensive knowledge about the unique characteristics of prepaid debit card programs for underbanked consumers. We have incorporated that knowledge into our proprietary regulatory and risk management systems. Working closely with our issuing banks and distributors, we have developed systems and processes designed to comply with rigorous federal regulatory standards for anti-money laundering and consumer protection in a manner adapted to the unique characteristics of our programs.

Proven and Experienced Management Team

        We have assembled an executive team with substantial public company experience in financial services, payment systems, retail program management, direct marketing and technology. We believe that the strength and experience of our management team has helped us attract and retain our cardholders and distributors and create a differentiated product offering, contributing to our significant growth.

 Business Strategy

        We aim to be the leading provider of GPR cards and related alternative financial services to underbanked consumers. To achieve this goal, we have developed a multi-pronged growth strategy that leverages our core capabilities to address expanding market opportunities for our services.

Increase Cardholder Usage and Retention

        We plan to increase cardholder usage and retention by increasing the number of our cardholders who direct deposit their wages, government benefits or tax refunds onto their cards, as well as through marketing programs, product development, customer support and joint marketing efforts with our distributors. We plan to continue to provide competitive pricing while adding functionality and complementary products and services that will encourage underbanked consumers to use our cards as the equivalent of a traditional bank account over a longer period of time.

Increase Penetration of the Underbanked Consumer Market

        We plan to focus on further penetrating the existing underbanked consumer market and attracting new categories of consumers who are dissatisfied with the traditional banking system by:

  •
  increasing our retail card sales by providing superior product offerings and pricing for underbanked consumers seeking cash or bank alternatives;

  •
  developing new distribution relationships with leading national retailers and corporate employers;

  •
  continuing to grow and diversify our reload network; and

  •
  improving the effectiveness and efficiency of our direct-to-consumer and online marketing programs.

Leverage Our Technology Platform to Increase Profitability

        Our end-to-end, proprietary technology platform provides us with attractive economies of scale, flexible product development capabilities and speed to market with differentiated product offerings. In addition, we continue to drive new efficiencies in our business, such as the continued integration of Skylight's infrastructure with our operational and technology platform. As we continue to increase our number of active cards and the volume of transactions we process, we believe we will be able to increase our profitability.

Products and Services

GPR Cards

        The GPR card is our core product. As of December 31, 2010, we had approximately 2.1 million active cards and our GPR cards were responsible for approximately 97.7% of our total revenues for the year ended December 31, 2010. We consider a GPR card to be "active" if a personal identification number, or PIN, or signature-based purchase transaction, a load transaction at a retailer location, or an ATM withdrawal has been made with respect to such card within the previous 90 days. Marketed and processed by us and issued by our issuing banks, our GPR card is a prepaid debit card tied to an FDIC-insured depository account maintained by us, with the funds held at an issuing bank on behalf of the cardholder. Our GPR card represents the equivalent of a bank account for underbanked consumers and is marketed through our network of retail distributors, our direct-to-consumer and online marketing programs and corporate employers as an alternative method of wage payment rather than through bank branches. Our GPR cards can be used to make purchase transactions at any merchant that participates in the MasterCard, Visa or PULSE network and withdraw funds at participating ATMs.

        Funds may be loaded onto the GPR cards we market through our retail distributors and our direct-to-consumer and online marketing programs by:

  •
  a cardholder reloading his or her GPR card at a retail location within our distribution and reload network;

  •
  direct deposit of wages, government benefits or tax refunds;

  •
  a cardholder from his or her bank debit card through our online banking portal; or

  •
  electronic transfer by a third party.

        The GPR cards we market through corporate employers are promoted to their employees as an alternative method of wage payment and are designed to be compliant with state wage and hour laws governing payroll cards. Similar to the GPR cards we market through our retail distributors, cardholders may load their wages onto our employer-marketed GPR cards through direct deposit. Although our employer-marketed GPR cards currently may not be reloaded through our reload network, they may be reloaded at all MoneyGram agent locations.

Additional Products and Services

        We provide a feature rich suite of products and services to our cardholders, including direct deposit, overdraft protection through our issuing banks, complimentary insurance coverage, and a variety of bill payment options. Our cardholders also have the ability to transfer funds to other cardholders and deposit a portion of their funds into an interest-bearing savings account linked to their GPR cards. We also provide certain cardholders with a "cushion" which allows them to overdraw their card accounts without a fee. Our website allows our cardholders to access their account information and effectively manage their budgets through our personal finance management tools. Our interactive voice response systems also provide account information and allow cardholders to activate their accounts and perform a range of transaction activities such as card-to-card transfers of funds. We also provide our cardholders with a text message service that automatically sends balance and transaction information to enrolled cardholders' mobile phones, and also allows them to interact with their account by sending text messages to NetSpend. We believe we were the first prepaid debit card provider to provide text message services to cardholders.

        In addition to GPR cards, we were also a provider of gift cards. Beginning in 2008, we decided to focus primarily on our GPR cards, and ceased marketing gift cards entirely as of August 21, 2010.

Distribution

        We have built distribution and reload network throughout the U.S. comprised of diverse categories of retailers, corporate employers and our own direct-to-consumer and online marketing programs.

Retail Distribution

        As of December 31, 2010, we marketed our GPR cards through approximately 750 retail distributors at over 39,000 locations in the U.S. The majority of our agreements with our retail distributors require our retail distributors to exclusively market our GPR cards for a period of three to five years. Our long-term relationships include leading alternative financial services providers, such as ACE Cash Express, Advance America, Cash America International, Community Financial Service Center and Check City, leading grocery and convenience stores, such as H-E-B, Speedway, Murphy Oil and Winn-Dixie, and leading tax preparation service providers, such as Liberty Tax Service. Our largest retail distributor is ACE Cash Express Inc., or ACE, with whom we have an exclusive distribution agreement through March 31, 2016. GPR cards distributed through ACE accounted for approximately 37.5% of our total revenues in 2010.

Corporate Employer Distribution

        As of December 31, 2010, we marketed our GPR cards through approximately 800 corporate employers. These employers promote our GPR card to their underbanked employees as an alternative method of wage payment, allowing their employees to receive their wages on their GPR cards through direct deposit rather than a paper check and allowing the employers to avoid the costs associated with distributing paper checks. The corporate employers through which we market our GPR cards include Kohl's, Macy's, TravelCenters of America, Church's Chicken, Starwood Hotels & Resorts Worldwide and Hospital Corporation of America.

Direct Distribution

        We also market our cards directly to consumers through direct-to-consumer and online marketing programs. We have developed proprietary systems for optimizing the placement of information regarding our products on the Internet through affiliate marketing and search optimization, and for identifying consumers likely to be receptive to offers to apply for our GPR cards.

Reload Network

        As of December 31, 2010, we offered reload services through approximately 500 retailers at over 100,000 locations in the U.S. Our reload network is designed to provide convenient ways for our cardholders to add more funds to their cards, to provide our retail distributors with additional opportunities to earn revenue by providing services to our cardholders and to supplement our core GPR card revenues. Retailers typically collect a fee in connection with the reload of our GPR cards and we are entitled to a portion of such fee only with respect to some of such retailers. We do not process reloads of other providers and therefore none of our revenues are derived from reloads of cards offered by other prepaid debit card companies. Our reload network is comprised of all of the alternative financial services provider locations and traditional retail locations that market our GPR cards, as well as all MoneyGram and Western Union agent locations and all Safeway grocery stores. In addition, we have entered into a contractual relationships with Interactive Communications International, or InComm, to offer reload services through certain InComm agents.

Sales and Marketing

        Our sales force is comprised of business development and key account management professionals responsible for developing and maintaining our relationships with our retail distributors, online marketers and corporate employers. Our marketing staff is comprised of product, channel and functional marketing professionals focused on cardholder acquisitions, deepening usage and retention for us and our retail distributors and corporate employers. We principally market our cards under the NetSpend and Skylight brands and in many cases have co-branding relationships with our retail distributors. Our marketing programs focus principally on direct deposit enrollment and cardholder lifetime value optimization.

Operations

The NetSpend Platform

        We fully integrate our program management and transaction processing operations into a single proprietary platform. Our end-to-end operational and technology platform encompasses the critical functions required for us to acquire cardholders, process transactions, maintain account-level balance data, communicate with cardholders, manage risk and ensure regulatory compliance and communicate with our issuing banks and distributors. These integrated capabilities allow us to customize our products and services for different markets, distribution channels and customer segments.

Program Management

        Customer Acquisition and Account Activation.    Customers that acquire cards through our retail distributors and corporate employers are typically issued a temporary "Instant Issue" card with funds immediately available at reduced load and transaction limits. Card applications are typically submitted by these customers through the retail distributor or corporate employer, as applicable. A customer may activate a temporary card either online or by telephone. Upon the approval of the application, the account is established and a permanent card embossed and personalized with the customer's name is sent to the customer within ten business days. Customers that acquire a card through our direct-to-consumer or online marketing campaigns submit a card application to us directly, either online or by telephone, and upon approval of the application the card is activated and, if not included in the original solicitation, a permanent card is sent to the customer. We accept or decline card applications based on a review of the personal data included in each customer's application against our own and third party databases, in accordance with compliance procedures designed to comply with applicable law.

        Customer Service and Support.    We provide a comprehensive set of services to cardholders for account and balance information, budgeting tools, person-to-person payment, query resolution, bill payment and similar services. Customer support is provided through a combination of live service agents, as well as 24 hours a day, seven days a week access to our interactive voice response systems, our websites and other online and mobile phone based services. Our customer service includes employees at our Austin, Texas and Atlanta, Georgia facilities and outsourced services through facilities in Mexico and the Philippines. We provide certain of our large distributors with private-labeled customer support interfaces incorporating their brands.

        Risk Management and Regulatory Compliance.    We maintain substantially all aspects of portfolio and customer risk management, fraud exposure, chargeback recovery and transaction and distributor monitoring on behalf of our issuing banks. We also support many aspects of regulatory compliance monitoring and management within the risk area.

        Marketing and Promotion.    Our marketing and promotional efforts are targeted at consumers as well as our retail distributors and corporate employers. We are able to leverage our experience and the data we gather from our cardholders to design marketing and promotional programs that we believe more effectively drive customer acquisition, usage and retention. Because our marketing and promotional efforts are maintained by us as part of our end-to-end platform, we are able to quickly customize and change our programs to match changes in the market, consumer purchasing trends and technology improvements.

        Distributor Relationship Management.    We believe that our prepaid debit card programs are an integral part of many of our retail distributors' businesses. We work with our distributors to create a prepaid debit card program and strategy tailored to their respective businesses. We do this through a combination of marketing, information technology, risk management and regulatory compliance and sales and customer support.

Transaction Processing

        Processing and Authorization.    A transaction begins with an electronic message from a merchant requesting funds from a cardholder's account followed by a response from us authorizing or denying the transaction. In the case of an authorization, the cardholder's account is updated to reduce the funds available in the cardholder's account. We electronically receive and respond to an authorization request through the MasterCard, Visa or PULSE networks. The transaction is completed when a subsequent settlement transaction indicating the final purchase amount is received by us, upon which we debit the funds from the cardholder's account.

        Network and Telecommunications.    We maintain our own networking systems designed to provide secure and reliable connections to our distributors, issuing banks, cardholders and third parties, such as the card associations and other processors on whom we rely to provide services that are integrated into our platform.

        Customer Statements and Account Information.    Cardholders can access their account status and recent transactions through our customer service agents, through voice activation responses or by text messages to their mobile phones. Full account statements can be accessed online and printed statements are available to the cardholder upon request.

        Clearing and Settlement Process.    We have agreements with our issuing banks to undertake funds management and settlement processes through the card associations and network organizations. All cardholder funds are held by our issuing banks in FDIC-insured custodial depository accounts. Members of our distribution and reload network collect our cardholders' funds and remit them by electronic transfer to our issuing banks for deposit in the card accounts. Loads made through direct deposit are routed from the originating depository financial institutions through the Federal Reserve to our issuing banks for deposit in the card accounts. We provide a series of daily reports and instructions to our issuing banks regarding the movement of cardholder funds.

Issuing Bank Relationships

        Our issuing banks provide us with critical products and services, including the FDIC-insured depository accounts tied to our GPR cards, access to the ATM networks, membership in the card associations and network organizations and other banking functions. All cardholder funds are held by our issuing banks. Our cardholders are charged fees by our issuing banks in connection with the products and services we provide. Further, interchange fees are remitted by merchants to our issuing banks when cardholders make purchase transactions using our prepaid debit cards. Our issuing banks compensate us for our services based on these service fees and interchange fees. The revenues earned by our issuing banks in connection with our prepaid debit cards consist primarily of returns earned on our cardholders' funds, as well as fees from additional products and services of our issuing banks marketed with our GPR cards, such as overdraft protection.

        MetaBank, which has been one of our issuing banks since 2005, is a federal savings bank that is a leading issuer of prepaid debit cards. In January 2010, we amended our agreement with MetaBank pursuant to which we agreed to promote MetaBank as a preferred issuing bank and MetaBank agreed to promote us as a preferred program manager. In order to further align our strategic interests with MetaBank, we also acquired approximately 4.9% of the outstanding equity interests in Meta Financial Group, Inc., MetaBank's holding company.

        On October 12, 2010, MetaBank publicly disclosed that the Office of Thrift Supervision, or OTS, issued a Supervisory Directive on October 6, 2010, which clarified and supplemented an initial Supervisory Directive issued to MetaBank on August 31, 2010 (collectively, the "OTS Directives"). The OTS Directives require MetaBank to discontinue offering its iAdvance product, based on a determination by OTS that MetaBank engaged in unfair or deceptive acts or practices in connection with its operation of the iAdvance program. In addition, MetaBank announced that the OTS Directives will require MetaBank to obtain prior written approval of OTS to, among other things, enter into any new third party relationship agreements concerning any credit or deposit product (including prepaid access), or materially amend any such existing agreements or publicly announce any new third party relationship agreements or material amendments to existing agreements. MetaBank further indicated that it cannot predict whether OTS will address other compliance and supervisory matters, or the effect on MetaBank's results of operations or financial condition of any such OTS actions, although OTS has informed MetaBank that it will address in the future OTS's expectations with respect to reimbursement of borrowers under the iAdvance program. Future actions by OTS could seek to address other concerns that MetaBank indicated were factors leading to the OTS Directives, including MetaBank's third-party relationship risk, enterprise risk management and rapid growth. We are not in communication with OTS on these matters, and our information is limited to the information that is publicly disclosed and provided to us by MetaBank.

        Based on further communications between MetaBank and OTS, we understand that the OTS Directives will require MetaBank to obtain OTS approval prior to MetaBank executing new third party agency agreements with new distributor relationships established by existing program managers such as NetSpend. This means that we will not, without MetaBank obtaining the prior written approval of OTS, be able to enter into new agreements with distributors that are also parties to a third party agency relationship with MetaBank (or amend any such existing three-party agency agreements), which would include any distributors that have the capability to issue cards and accept cash deposits on those cards. Our distributors that do not accept cash deposits, such as our direct-to-consumer and non-standard auto insurance distributors do not enter into third party agency relationship agreements with our issuing banks. Similarly, as a general matter extensions or renewals of our existing distributor agreements do not require execution of new or amended agency agreements with our issuing banks, including MetaBank. Therefore, MetaBank expects to be able to continue to service its existing third party relationship agreements, which would include our card program management agreement and the existing agency agreements it has entered into with our distributors, consistent with their terms and the OTS Directives.

        In September 2010, we amended our agreement with Inter National Bank, one of our other issuing banks. Pursuant to the amendment, we will transition our cards issued by Inter National Bank to another bank on or prior to July 2011, at which time Inter National Bank will cease serving as one our issuing banks.

        We are pursuing a bank diversification strategy pursuant to which we intend to diversify our cards among at least three issuing banks. We are focused on doing so in a manner that balances our diversification strategy with the protection of existing cardholder and direct deposit relationships and other operational considerations. In furtherance of this strategy, in January 2011 we entered into an agreement with The Bancorp Bank, pursuant to which The Bancorp Bank will serve as a new issuing bank for our new and existing card programs. We expect to begin marketing cards issued by The Bancorp Bank in April 2011. We have also continued our discussions with other prospective issuing banks. For a discussion of the risks associated with changing issuing banks, see "Risk Factors—Risks Relating to Our Business—The loss of, or change to, our relationships with MetaBank or our other issuing banks could adversely affect our business, results of operations and financial position."

Technology

        We develop and maintain all critical operations systems in-house. Our integrated end-to-end operational and technology platform supports a wide variety of core processing, client servicing and operational functions. Our proprietary systems include an account hosting database infrastructure, an integrated layer of banking, cardholder acquisition, cardholder relationship management and transactions processing applications, a range and variety of third-party client interfaces and a real-time reporting infrastructure. In addition to our core systems, we have also developed a number of ancillary systems that support a variety of customized operational needs, including risk management, customer servicing and financial reconciliation and reporting.

Intellectual Property

        We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our intellectual property and other proprietary rights. In addition, we license technology from third parties.

        We have one registered patent and four patent applications pending with the United States Patent and Trademark Office. Most of our services and products are based on proprietary software and related payments systems solutions. Protecting our rights to our proprietary software and the patents, copyrights and trade secrets related to them is critical, as it enhances our ability to offer distinctive services and products to our cardholders, distributors and issuing banks, which differentiates us from our competitors. We have U.S. federal trademark registrations for the marks "NetSpend", "Skylight" and "All-Access" and several other marks, as well as registrations in a variety of foreign jurisdictions.

Competition

        The financial services industry, including the prepaid card market, is subject to intense and increasing competition. We directly compete with a number of companies that market open-loop prepaid debit cards through retail and online distribution, including Green Dot Corporation, Account Now, Inc. and Blackhawk Network Inc. Many transaction processors, such as First Data Corporation, Total System Services, Inc., Fidelity National Information Services and Galileo Processing, Inc., have prepaid platform capability and are increasingly in direct competition with us for prepaid program management opportunities with large distributors. We compete against large retailers such as Wal-Mart seeking to integrate more profitable financial services into their product offerings. We also anticipate increased competition from alternative financial services providers who are often well-positioned to service the underbanked and who may wish to develop their own prepaid debit card programs. In the past year, two of our prior retail distributors Pay-O-Matic, Inc. and Checksmart Financial Company began to distribute their own GPR cards through their stores. While the increased desire of banks, retailers and alternative financial services providers to develop successful prepaid debit card programs frequently creates new business opportunities for us, it could also have an adverse effect on our business, including increased price competition and loss of distributor relationships.

Regulation

        We, and the products and services that we market and provide processing services for, are subject to a variety of federal and state laws and regulations, including, but not limited to:

  •
  Banking laws and regulations;

  •
  Money transmitter and payment instrument laws and regulations;

  •
  State wage payment laws and regulations;

  •
  Anti-money laundering laws;

  •
  Privacy and data security laws and regulations;

  •
  Consumer protection laws and regulations;

  •
  Unclaimed property laws; and

  •
  Card association and network organization rules.

        As the laws applicable to our business, and those of our distributors and issuing banks, change frequently, are often unclear and may differ or conflict between jurisdictions, ensuring compliance has become more difficult and costly. Failure by us, our issuing banks or distributors to comply with all applicable statutes and regulations could result in fines, penalties, regulatory enforcement actions, civil liability, criminal liability, and/or limitations on our ability to operate our business, each of which could significantly harm our reputation and have a material adverse impact on our business, results of operations and financial condition. For additional discussion of the laws to which we are subject, proposed changes to such laws, the related impact that such changes may have on our business or financial position, and potential penalties associated with failure to comply with such laws, see "Risk Factors—Risks Relating to our Business—We, are subject to extensive and complex federal and state regulation and new regulations and/or changes to existing regulations could adversely affect our business."

Banking Laws and Regulations

        The products we market and process are the products of MetaBank, Inter National Bank, The Bancorp Bank, SunTrust Bank and U.S. Bank, or collectively our issuing banks, and are subject to various federal and state laws and regulations, including those discussed below. MetaBank is a federal savings banks primarily regulated by the Office of Thrift Supervision, or the OTS. Inter National Bank and U.S. Bank N.A. are each national banks primarily regulated by the Office of the Comptroller of the Currency, or the OCC, and their respective holding companies are primarily regulated by the Board of Governors of the Federal Reserve System, or the FRB. The Bancorp Bank is a Delaware state-chartered bank principally regulated by the Delaware Office of the State Bank Commissioner, or the DOSBC, and the FRB, and its holding company is also principally regulated by the FRB. SunTrust Bank is a Georgia state-chartered bank principally regulated by the Georgia Department of Banking and Finance, or the GDBF, and the FRB, and its holding company is also principally regulated by the FRB. As the deposits of each of our issuing banks are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to the applicable limit, the FDIC also serves as the secondary federal regulator for each of our issuing banks. As an agent of, and third-party service provider to, our issuing banks, we are subject to indirect regulation and direct audit and examination by the OTS, OCC, FRB, DOSBC, GDBF and FDIC.

        The GPR cards we market through corporate employers as payroll cards are subject to certain portions of the FRB's Regulation E, which implements the Electronic Fund Transfers Act, or the EFTA. Additionally, while our other GPR cards are not expressly subject to the provisions of the EFTA and Regulation E, with the exception of those provisions comprising the CARD Act described below, we, and our issuing banks, treat our GPR cards as being subject to certain provisions of the EFTA and Regulation E, such as those related to disclosure requirements, periodic reporting, error resolution procedures and liability limitations.

        On March 23, 2010, the FRB issued a final rule implementing Title IV of the Credit Card Accountability, Responsibility, and Disclosure Act of 2009, or CARD Act, which imposes requirements relating to disclosures, fees and expiration dates that are generally applicable to gift certificates, store gift cards and general-use prepaid cards. We believe that our GPR cards, and the maintenance fees charged on our GPR cards, are exempt from the requirements under this rule, as they fall within an express exclusion for cards which are reloadable and not marketed or labeled as a gift card or gift certificate. However, this exclusion is not available if the issuer, the retailer selling the card to a consumer or the program manager promotes, even if occasionally, the use of the card as a gift card or gift certificate. As a result, we provide retailers with instructions and policies regarding the display and promotion of our GPR cards so that retailers do not place our GPR cards on a display that does not separate or otherwise distinguish our GPR cards from gift cards. See "Risk Factors—Risks Relating to Our Business—Our card programs are subject to strict regulation under federal law regarding anti-money laundering and anti-terrorist financing. Failure to comply with such laws, or abuse of our card programs for purposes of money laundering or terrorist financing, could have a material adverse impact on our business."

Money Transmitter and Payment Instrument Laws and Regulations

        Most states regulate the business of money transmitters. While a large number of states expressly exempt banks and their agents from such regulation, others purport to regulate the money transmittal business of banks and their agents to the extent not conducted through bank branches. We have historically taken the position that state money transmitter statutes do not apply to our business for a number of reasons, including that we do not believe that our activities related to our prepaid debit cards are of the type which are regulated by the state money transmitter statutes, in that we do not receive or handle any consumer funds related to our prepaid debit cards at any time. Instead, our distributors collect all consumer funds related to the sale or load of our prepaid debit cards and remit them by electronic transfer directly to our issuing banks. We, in turn, are compensated directly by each issuing bank for our provision of program management and processing services related to our prepaid cards. We have obtained confirming opinions in support of our exemption from state regulation from regulators in a number of the states where our products and services are offered, and periodically update our analysis of such issues and communications with the relevant regulatory authorities. In each of the remaining states, we provide all services related to our prepaid debit cards either as a licensed money transmitter or on behalf of, and as the agent of, MetaBank, Inter National Bank or The Bancorp Bank, and therefore are exempt from regulation as the agent of an exempt entity. We currently are licensed in Ohio, Virginia, Florida, Texas, Michigan and Wyoming, and are in the process of applying for licenses in Alaska and North Carolina. In those states where we are licensed as a money transmitter, we are subject to direct supervision and regulation by the relevant state banking departments or similar agencies charged with enforcement of the money transmitter statutes, and must comply with various requirements, such as those related to the maintenance of a certain level of net worth, surety bonding, selection and oversight of our authorized agents, permissible investments in an amount equal to our outstanding payment obligations, recordkeeping and reporting, and disclosures to consumers. We are also subject to periodic examinations by the relevant licensing authorities, which may include reviews of our compliance practices, policies and procedures, financial position and related records, various agreements that we have with our issuing banks, distributors and other third parties, privacy and data security policies and procedures, and other matters related to our business.

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

State Wage Payment Laws and Regulations

        The GPR cards we market through corporate employers are designed to comply with applicable state wage and hour laws governing payroll cards. The use of payroll cards as a means for an employer to remit wages or other compensation to its employees or independent contractors is governed by state labor laws related to wage payments. Most states do permit the use of payroll cards as a method of paying wages to employees, either through statutory provisions allowing such use, or, in the absence of specific statutory guidance, the adoption by state labor departments of formal or informal policies allowing for the use of such cards. There are a few states, specifically Georgia, New Mexico and Rhode Island, which do not have statutes and regulations that specifically provide for the use of payroll cards, and have taken the position, through the state labor department, that state law prohibits the use of payroll cards for the purpose of remitting wages or other compensation. Nearly every state allowing payroll cards places certain requirements and/or restrictions on their use as a wage payment method, the most common of which involve obtaining the prior written consent of the relevant employee, limitations on payroll card fees, and disclosure requirements. There is a risk that one or more states or state labor departments that currently permit the use of payroll cards as a wage payment method will take a contrary position, either through revised legislation, regulation or policies, as applicable, or will impose additional requirements on the provision and use of such cards, each of which could have an adverse impact on our business.

Anti-Money Laundering Laws and Regulations

        At certain times in our history we have been registered with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN, as a "money services business," and therefore have been subject to certain anti-money laundering compliance obligations arising under the Bank Secrecy Act and its implementing regulations. However, we subsequently concluded that we were not required to be registered as a money services business, did not renew our registration, and requested a formal, written opinion from FinCEN to confirm our conclusion. Accordingly, while we do have certain anti-money laundering compliance obligations, these obligations arise contractually under the agreements that we have with each of our issuing banks. It is possible that we may at some future date be required to re-register as a money services business, whether due to a notification from FinCEN that we are required to register under the current requirements or new regulatory requirements or otherwise. Furthermore, in the event that FinCEN's recent Notice of Proposed Rulemaking is adopted in its current form, it is likely that we will be required to register as a money services business. See "Risk Factors—Risks Relating to Our Business—Our card programs are subject to strict regulation under federal law regarding anti-money laundering and anti-terrorist financing. Failure to comply with such laws, or abuse of our card programs for purposes of money laundering or terrorist financing, could have a material adverse impact on our business."

Privacy and Data Security Laws and Regulations

        We collect and store personally identifiable information about our cardholders, including names, addresses, social security numbers, driver's license numbers and account numbers, and maintain a database of cardholder data relating to specific transactions, including account numbers, in order to process transactions and prevent fraud. As a result, we are required to comply with the privacy provisions of the Gramm-Leach-Bliley Act and its implementing regulations, or GLBA, various other federal and state privacy statutes and regulations, and the Payment Card Industry Data Security Standard, each of which is subject to change at any time. In order to comply with our obligations under GLBA and applicable state laws, and our agreements with our issuing banks, we are required to safeguard and protect the privacy of such personally identifiable information, make disclosures to our cardholders regarding the applicable privacy and information sharing policies, and give our cardholders the opportunity to prevent us and our issuing banks from releasing information about them to unaffiliated third parties for marketing and other purposes. The privacy laws of certain states, including California, impose more stringent limitations on access and use of personal information than GLBA, requiring our cardholders to affirmatively opt-in to certain categories of disclosures. We continue to work with our issuing banks to implement and maintain appropriate policies and programs as well as adapt our business practices in order to comply with applicable privacy laws and regulations.

Consumer Protection Laws and Regulations

        We are subject to various federal and state consumer protection laws, including those related to unfair and deceptive trade practices. We continue to implement and maintain policies and procedures to assist us in our compliance with such laws, which are subject to frequent change due to the increased focus on this area by federal and state legislatures, regulatory authorities and consumer protection groups.

Card Association and Payment Network Operating Rules

        In providing certain of our services to our issuing banks, we are required to comply with the operating rules promulgated by various card associations and network organizations, including certain data security standards, with such obligations arising either under our agreements with each issuing bank or as a condition to access or otherwise participate in the relevant card association or network organization. Each card association and network organization audits us from time to time to ensure our compliance with these standards, and our failure to comply could subject us to a variety of fines or penalties, including the termination of our ability to process transactions routed through these networks. We continue to work with our issuing banks to implement and maintain appropriate policies and programs as well as adapt our business practices in order to comply with all applicable rules and standards.

Other Laws and Regulations

        As we develop new services and new products, we may become subject to additional federal and state regulations. These additional regulations could substantially restrict the nature of the business in which we may engage and the nature of the businesses in which we may invest. In addition, changes in current laws or regulations and future laws or regulations may restrict our ability to continue our current methods or operations or expand our operations and may have a material adverse effect on our business, results of operations and financial condition.

Employees

        As of December 31, 2010, we had 507 employees. We are not subject to any collective bargaining agreement and have never been subject to a work stoppage. We believe that we have maintained good relationships with our employees.

Website

        Our website address is www.netspend.com. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge.

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business

The market for prepaid debit cards and alternative financial services is highly competitive, and competition is increasing as more companies, many that are larger and have greater resources than we do, endeavor to address the needs of underbanked consumers.

        The market for prepaid debit cards and related alternative financial services is highly competitive. We directly compete with a number of companies that market and serve as program managers for open-loop prepaid debit cards through retail and online distribution, such as Green Dot Corporation, AccountNow, Inc. and Blackhawk Network Inc. Open-loop prepaid debit cards are those that can be used for transactions at any merchant participating in the relevant card association, such as MasterCard or Visa, or network organization, such as PULSE, as opposed to a single merchant. Many of the arrangements that our competitors have with large distributors are long-term and exclusive, which would prevent these distributors from offering our GPR cards during the terms of the arrangements. Many transaction processors, such as First Data Corporation, Total System Services, Inc., and Galileo Processing, Inc., have prepaid platform capability and increasingly compete directly with us for prepaid program management and processing opportunities with large distributors. We also compete with traditional providers of financial services, such as banks that offer demand deposit accounts and card issuers. Similarly, we anticipate increased competition from large retailers seeking to integrate more profitable financial services into their product offerings. For example, Wal-Mart currently offers a prepaid debit card and related services through its stores with our direct competitors Green Dot and Total System Services as the program manager and the processor, respectively. We also anticipate increased competition from alternative financial services providers, who are often well-positioned to service the underbanked and who may wish to develop and manage their own prepaid debit card programs. For example, in the past year, two of our prior retail distributors Pay-O-Matic and Checksmart introduced their own GPR cards through their stores. While the increased desire of banks, retailers and alternative financial services providers to develop prepaid debit card programs frequently creates new business opportunities for us, it could also have an adverse effect on our business, including through increased price competition and loss of distributor relationships.

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

        Our business model substantially depends on establishing agreements with our retail distributors, which primarily consist of alternative financial services providers, as well as grocery and convenience stores and other traditional retailers. While we continually seek to diversify the sources of our revenues and card distribution, the majority of our revenue streams have historically depended on cards distributed through these retail distributors. In 2010, GPR cards distributed through our largest retail distributor, ACE, accounted for approximately 37.5% of our revenues. In June 2010, during the course of negotiations with ACE regarding possible modifications to our distribution agreement, ACE initiated arbitration against us alleging breach of our agreement based on certain activities of our direct-to-consumer and online marketing programs and seeking, among other things, termination of our agreement. We filed a response setting forth the reasons we believed the claims to be without merit, as well as a counterclaim. We have resolved the dispute and entered into a mutual agreement to release and dismiss with prejudice all claims in the arbitration, and reached an agreement on the terms of certain modifications to our existing distribution agreement. In September 2010, we entered into an amendment to our distribution agreement to reflect these modifications, which we do not expect to have a material impact on our business, financial condition or operating results. However, ACE, or other of our retail distributors, may in the future object to competition from our direct-to-consumer and online marketing programs, and may seek modifications to our agreements or make claims against us, which could have a material adverse effect on our business, financial condition and operating results.

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

We depend on our distributors' sale and promotion of our products and services, but their interests and operational decisions might not always align with our interests.

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

        We have historically taken the position that state money transmitter statutes do not apply to our business for a number of reasons. We discuss this in greater detail under "Business—Regulation—Money Transmitter and Payment Instrument Laws and Regulations." In the event that a state regulatory authority were to disagree with our position that we are not required to be licensed in any of the states in which we are not currently licensed, it is possible that we, our distributors or our issuing banks could become subject to regulatory enforcement or other proceedings, which could in turn have a significant adverse impact on our business, even if we were to ultimately prevail in such proceedings. In such event, we may have additional arguments available to us that we should not be subject to the licensing requirements under the relevant state money transmitter statutes, and may utilize one or more of these arguments at such time. However, it is possible that we could be unsuccessful in making a persuasive argument that we should not be subject to such licensing requirements, and could be deemed to be in violation of one or more of the state money transmitter statutes. Such failure to comply could result in the imposition of fines, the suspension of our ability to offer some or all of our prepaid debit cards in the relevant jurisdiction, civil liability and criminal liability, each of which would likely have material adverse impact on our revenues.

        On March 23, 2010, the FRB issued a final rule implementing Title IV of the Credit Card Accountability, Responsibility, and Disclosure Act of 2009, or CARD Act, which imposes requirements relating to disclosures, fees and expiration dates that are generally applicable to gift certificates, store gift cards and general-use prepaid cards. We believe that our GPR cards, and the maintenance fees charged on our GPR cards, are exempt from the requirements under this rule, as they fall within an express exclusion for cards which are reloadable and not marketed or labeled as a gift card or gift certificate. However, this exclusion is not available if the issuer, the retailer selling the card to a consumer or the program manager promotes, even if occasionally, the use of the card as a gift card or gift certificate. As a result, we provide retailers with instructions and policies regarding the display and promotion of our GPR cards. It is possible, however, that despite our instructions and policies to the contrary, a retailer engaged in offering our GPR cards to consumers could take an action with respect to one or more of the cards that would cause each similar card to be viewed as being marketed or labeled as a gift card, such as by placing our GPR cards on a display which prominently features the availability of gift cards and does not separate or otherwise distinguish our GPR cards from the gift cards. In such event, it is possible that such GPR cards would lose their eligibility for such exclusion to the CARD Act and the rule's requirements, and therefore could be deemed to be in violation of the CARD Act and the rule, which could result in the imposition of fines, the suspension of our ability to offer our GPR cards, civil liability, criminal liability, and the inability of our issuing banks to apply certain fees to our GPR cards, each of which would likely have a material adverse impact on our revenues.

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

        As each of our retail distributors offering prepaid cards and related services conducts such activity either as an agent of our issuing banks or, where applicable, of NetSpend in its capacity as a licensed money transmitter, we do not believe that our distributors would be required to become licensed as money transmitters in order to engage in such activity. However, there is a risk that a federal or state regulator will take a contrary position and initiate enforcement or other proceedings against a distributor, us or our issuing banks, which in turn could have an adverse impact on our business, even if the relevant party were to ultimately prevail in such proceedings. In such event, the relevant party may have additional arguments available to it that the retail distributor should not be subject to the licensing requirements under the relevant state money transmitter statutes, and may utilize one or more of these arguments at such time. However, it is possible that the relevant party could be unsuccessful in making a persuasive argument that the retail distributor should not be subject to such licensing requirements, and therefore could be deemed to be in violation of one or more of the state money transmitter statutes. Such failure to comply could result in the imposition of fines, the suspension of the distributor's ability to offer some or all of our GPR cards and related services in the relevant jurisdiction, civil liability and criminal liability, each of which would likely have a material adverse impact on our revenues.

        Our retail distributors include a large number of companies in industries that are highly regulated, such as alternative financial services providers. It is possible that changes in the legal regime governing such businesses could limit the ability of some of our retail distributors to distribute our products or adversely impact their business, and thereby have an indirect adverse impact on our business. For example, a large number of states have either prohibited, or imposed substantial restrictions upon, the offering of "payday loans," and this activity continues to draw substantial scrutiny from federal and state legislatures, regulatory authorities and various consumer groups. Furthermore, the federal financial reform legislation enacted in July 2010 grants supervisory authority over entities engaged in this activity to a new Consumer Financial Protection Bureau, which is directed to promulgate regulations which may significantly impact the operations and/or viability of various entities, including those engaged in the business of offering payday loans. As a number of our retail distributors, including our largest distributor, ACE Cash Express, are engaged in offering payday loans, further legislative and regulatory restrictions which negatively impact their ability to continue their operations could have a corresponding negative impact on our ability to offer our GPR cards through their locations, potentially resulting in a significant decline in our revenue. In addition, various states have statutes that limit the ability of check cashers to charge a fee for cashing government-issued checks.

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

        A material portion of our operating revenues is derived from our share of the fees charged to merchants for services provided in settling transactions routed through the networks of the card associations and network organizations, commonly known as "interchange fees." For the year ended December 31, 2010, revenues from interchange fees represented approximately 21.6% of our total operating revenues, and we expect interchange revenues to continue to represent a material percentage of our total operating revenues in the near term. The amounts of these interchange fees are currently fixed by the card associations and network organizations in their sole discretion.

        In July 2010, the U.S. Congress adopted legislation which requires the amount of interchange fees charged to merchants in connection with transactions utilizing traditional debit cards and certain prepaid cards issued by financial institutions that, together with their affiliates, have assets of $10 billion or more, to be reasonable and proportionate to the costs of the underlying transactions. The new legislation also generally gave the FRB the power to regulate the amount of such interchange fees and required FRB to promulgate regulations establishing standards for determining when interchange fees are reasonable and proportionate to the costs of the underlying transactions. The FRB published proposed regulations in December 2010. The final regulations are scheduled to be published in April 2011 and become effective in July 2011. The proposed regulations prescribe limits on interchange fees that are below the current rates set by the card associations and network organizations. While we believe that the exemption of GPR cards and small issuing banks, such as MetaBank, Inter National Bank and The Bancorp Bank, from the legislation will apply to our GPR card programs, it remains possible that as a result of the legislation the card associations and network organizations that set interchange rates could reduce the current rates of interchange fees applicable to transactions conducted by our cardholders, which would decrease our revenues and profit and could have a material adverse effect on our financial condition and results of operations. In addition, the exemption of GPR cards from the legislation is not available if, after the one year anniversary of the law's effective date, the GPR card can be charged an overdraft fee or a fee for the first ATM withdrawal per month at a designated ATM network. Depending on the manner in which the limitations are clarified in the final regulations, and whether we elect after the effectiveness of such rules to charge such fees, these limitations may in the future limit our ability to benefit from interchange regulation exemptions for GPR cards, or decrease the opportunity to earn additional revenue from overdraft or ATM fees we might otherwise elect to charge. Additionally, even if some or all of our GPR cards were exempt from any such interchange fee restrictions, it is possible that such an exemption may be difficult to preserve if the relevant card associations or network organizations do not provide any mechanism that enables the recognition of the exemption in processing transactions, which could result in a material adverse impact on our revenues.

        The new legislation additionally requires the FRB to issue regulations that would enable merchants to have a choice of payment networks over which to route debit transactions. The FRB could issue final regulations which require us to modify our systems and processes to enable merchants to settle signature debit transactions conducted by our cardholders through multiple networks, which would increase our operating expenses and could have a material adverse effect on our financial condition and results of operations.

Changes in applicable laws and regulations may increase our costs of operation, decrease our operating revenues and constrain the terms and conditions of our products and services.

        State and federal legislatures and regulatory authorities have become increasingly focused upon the regulation of the financial services industry, and continue to adopt new legislation which could result in significant changes in the regulatory landscape for financial institutions (such as our issuing banks) and other financial services companies (including our business). For example, changes in the way we or our issuing banks are regulated, such as the changes under the federal financial reform legislation enacted in July 2010 related to the consolidation of the OTS into the OCC and the establishment of a federal Consumer Financial Protection Bureau with oversight over us and our products and services, could expose us to increased regulatory oversight and more burdensome regulation of our business and therefore have an adverse impact on our revenue. Additionally, changes to the disclosures which must be provided with our products and services, or limitations placed on the fees that may be applied to our products and services could negatively impact our financial position by increasing our costs and reducing our revenue. Furthermore, states may adopt statutes which could limit the application of certain fees or otherwise increase the costs incurred, or negatively impact the revenue received, by our issuing banks in connection with the provision of our prepaid debit cards, which would have an indirect adverse impact on our revenue. Finally, if the federal or one or more state governments impose additional legislative or regulatory requirements on us, our issuing banks or our distributors, or prohibits or limits our activities as currently conducted, we may be required to modify or terminate some or all of our products and services offered in the relevant jurisdiction or certain of our issuing banks may terminate their relationship with us, which in turn could adversely affect our business. For example, we were recently informed by MetaBank that OTS had issued a supervisory directive directing MetaBank to discontinue offering its iAdvance product based on a determination by OTS that MetaBank engaged in unfair or deceptive acts or practices in connection with its operation of the iAdvance program.

        In addition, in January 2011 the Department of the Treasury issued an interim final rule that would prohibit the electronic deposit of federal benefits, wages and tax refunds to prepaid debit cards that do not meet certain criteria, including that the card not have an attached line of credit or loan feature that triggers automatic repayment from the card. The cardholder must also be afforded all of the consumer protections that apply to a payroll card. The public comment period for the rule expires in April 2011. While we believe that our GPR cards comply with the interim final rule in all respects, the Department of the Treasury could change the rule in light of the comments it receives during the public comment period in a manner that would limit or prohibit the electronic deposit of federal benefits, wages and tax refunds onto our GPR cards, which would result in a material adverse impact on our revenues.

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

        On June 21, 2010, the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN, issued a notice of proposed rulemaking regarding the applicability of the Bank Secrecy Act's anti-money laundering provisions to prepaid products and other matters related to the regulation of money services businesses. This rulemaking would create additional obligations for entities, including our distributors, engaged in the provision and sale of certain prepaid products, including our prepaid debit cards, such as the obligation for sellers of prepaid debit cards to obtain identification information from the purchaser at the point-of-sale. Compliance with these obligations may result in increased compliance costs for us, our issuing banks and our distributors, and may therefore have a negative impact on the profitability of our business. Additionally, the imposition of such obligations upon sellers of prepaid debit cards may cause some of our distributors to determine that they do not wish to continue offering our prepaid debit cards for sale or reload, which could also have a significant negative impact on our business. However, as the proposed rulemaking is subject to further comment and revision, it is difficult to determine with any certainty what obligations the final rulemaking might impose or what impact they might have on our business or that of our issuing banks or distributors.

        At certain times in our history we have been registered with FinCEN as a "money services business," and therefore have been subject to certain anti-money laundering compliance obligations arising under the Bank Secrecy Act and its implementing regulations. However, we subsequently concluded that we were not required to be registered as a money services business, did not renew our registration and have requested, but not yet received, a formal written opinion from FinCEN to confirm our conclusion. Accordingly, while we do have certain anti-money laundering compliance obligations, these obligations arise contractually under the agreements that we have with each of our issuing banks. It is possible that we may at some future date be required to re-register as a money services business, whether due to a notification from FinCEN that we are required to register under the current requirements or new regulatory requirements such as those contained in the proposed rulemaking described above. In the event that we are required to become registered as a money services business, we may become subject to additional compliance obligations not currently undertaken, which could result in increased costs and a corresponding decrease in our revenue.

The loss of, or changes to, our relationships with MetaBank or our other issuing banks could adversely affect our business, results of operations and financial position.

        We rely on the arrangements we have with our issuing banks to provide us with critical products and services, including the FDIC-insured depository accounts tied to our GPR cards, access to the ATM networks, membership in the card associations and network organizations and other banking services. As of December 31, 2010, approximately 74% of our active cards were issued through MetaBank. MetaBank is our preferred issuing bank and has designated us as a preferred program manager for prepaid debit cards. If our relationship with MetaBank deteriorates or if we lose our position as a preferred program manager of MetaBank, it could hinder our ability to grow our business and have an adverse impact on our operating results. If any material adverse event were to affect MetaBank or one or more of our other issuing banks, including as a result of the recent directives issued by OTS against MetaBank, a significant decline in their financial condition, a decline in the quality of their services, loss of deposits, their inability to comply with applicable banking and financial service regulatory requirements, systems failure or their inability to pay us fees, or if we were to lose MetaBank or one or more of our other issuing banks as an issuing bank, we would be forced to find an alternative provider of these critical banking services. See "Business—Issuing Bank Relationships." Furthermore, as our issuing banks have appointed us and our distributors as their agents for purposes of providing services in connection with our prepaid debit cards in various states, the termination of our relationship with one or more of our issuing banks would force us and our distributors to cease offering prepaid debit cards and related services to the extent that we rely on our status as an agent of our issuing banks in order to do so. We may not be able to find a replacement bank on terms that are acceptable to us or at all. Any change in our issuing banks could disrupt our business or result in arrangements with new banks that are less favorable to us than those we have with our existing issuing banks, either of which could have a material adverse impact on our results of operations and our financial condition. In addition, under our arrangements with our issuing banks, we have agreed upon sharing of certain revenues, costs and expenses. Changes in these arrangements could have a material adverse impact on our results of operations.

Our future growth and financial success will be harmed if there is a decline in the use of prepaid debit cards as a payment mechanism or if there is a decrease in demand for alternative financial services.

        We focus on the marketing and sale of GPR cards and related alternative financial services to the underbanked consumer market. Our strategic focus is dependent upon general growth in the demand for prepaid services, which has been forecasted by a number of third party industry analysts, some of whom are cited in this prospectus. As the prepaid financial services industry matures, consumers may find prepaid financial services to be less attractive than traditional bank solutions. Further, other alternatives to prepaid services may develop and limit the growth of, or cause a decline in the demand for, prepaid debit cards. In addition, negative publicity in the prepaid industry may drive consumers to other financial services providers. If the growth in demand does not increase at the rate we expect or as some industry analysts are predicting, our ability to grow could be limited and our results of operations could be materially adversely impacted.

Our business is dependent on our continued participation in the card associations and network organizations, and the termination of our participation in the card associations or network organizations or changes in the card association or network organization rules could materially adversely affect our business.

        We derive substantially all of our revenue from the compensation paid by our issuing banks for the program management and processing services that we provide in support of our prepaid debit cards. Because we are not a bank, we are not eligible for membership in the card associations or network organizations. The rules and regulations of the card associations and network organizations require us to be sponsored by a bank in order to process prepaid debit card transactions and serve as a program manager or member service provider of our issuing banks' prepaid debit card programs. We currently participate in the card associations and network organizations as a program manager and third-party processor of our card programs through sponsorship by our issuing banks. The card associations and network organizations frequently amend their rules and regulations. If we or one of our issuing banks fails to comply with the rules and regulations of the card associations or network organizations, or we fail to comply with the applicable program requirements of our issuing banks, the card associations and network organizations could limit, suspend or terminate our participation in the card associations and network organizations or levy fines against us. We pay sponsorship, licensing and processing fees to card associations and network organizations for services they provide in processing transactions routed through their networks. The amounts of these fees are currently fixed by the card associations and network organizations in their sole discretion, and are subject to increase at any time. We may pass through to our cardholders increases in these fees, but competitive pressures might prevent us from passing all or some of such increases through to our cardholders in the future. To the extent that we are unable to do so, our cost of revenues would increase and our net income would decrease, assuming no change in transaction volumes. Any such decrease in net income could have a material adverse effect on our financial condition and operating results.

        The termination of our participation in the card associations and network organizations, or any changes in their rules and regulations or our issuing banks' program requirements that would impair our participation in the card associations and network organizations, could require us to alter or suspend processing services that we provide to the issuing banks with respect to our prepaid debit cards, which would adversely affect our business. Further, if any of our issuing banks loses its sponsorship in the card associations and network organizations, and we are unable to secure another bank to sponsor us as a program manager and third-party processor with such card association or network organization, we will not be able to process transactions with respect to our prepaid debit cards and our business would be adversely affected.

Unauthorized disclosure of cardholder data, whether through breach of our computer systems or otherwise, could expose us to liability and protracted and costly litigation.

        We collect and store personally identifiable information about our cardholders, including names, addresses, social security numbers, driver's license numbers and account numbers, and maintain a database of cardholder data relating to specific transactions, including account numbers, in order to process transactions and prevent fraud. As a result, we are required to comply with the privacy provisions of the Gramm-Leach-Bliley Act, various other federal and state privacy statutes and regulations, and the Payment Card Industry Data Security Standard, each of which is subject to change at any time. Compliance with these requirements is often difficult and costly, and our failure, or our distributors' failure, to comply may result in significant fines or civil penalties, regulatory enforcement action, liability to our issuing banks and termination of our agreements with one or more of our issuing banks, each of which could have a material adverse effect on our financial position and/or operations. In addition, a significant breach could result in our being prohibited from processing transactions for any of the relevant card associations or network organizations, including Visa, MasterCard or PULSE, which would also have a significant material adverse impact on our financial position and/or operations.

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

        The technologies used in the payments industry are protected by a wide array of patents and other intellectual property rights. As a result, third parties may assert infringement and misappropriation claims against us from time to time based on our general business operations or the equipment, software or services we use or provide. In the past, certain third parties have asserted or suggested the possibility of asserting patent infringement claims against us. In two instances, we have entered into patent license agreements with such third parties. In 2003, Alexsam, Inc. asserted a claim of patent infringement against us. Alexsam dismissed the claim without prejudice less than one month later pursuant to the parties' agreement to negotiate a patent license agreement. We subsequently entered into a license agreement with Alexsam that gave us the option to begin using Alexsam's patents (if we so chose) in exchange for royalties, but provided that we would not owe Alexsam royalties for the use of our existing systems. In 2008, we received a letter from Ronald A. Katz Technology Licensing, L.P., or RAKTL, which contained an offer for us to acquire a license under the RAKTL portfolio of patents related to certain interactive voice response technologies. In 2010, we entered into a release and contingent license agreement with RAKTL relating to the RAKTL portfolio of patents. Whether or not an infringement or misappropriation claim is valid or successful, it could adversely affect our business by diverting management's attention and involving us in costly and time-consuming litigation. In the event a claim of infringement against us is successful, we may be required to pay past and future royalties to use technology or other intellectual property rights then in use, we may be required to enter into a license agreement and pay license fees or we may be required to stop using the technology or other intellectual property rights then in use. We may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. In addition, our distributors may be subject to infringement or misappropriation claims that if successful could preclude the distributor from distributing our products and services or cause the distributor to increase the fees they charge us. In addition, if claims made against our distributors arise out of their distribution of our products and services, we are required to indemnify them against any losses. We may not be fully protected against all losses associated with an infringement or misappropriation claim involving our licensors and suppliers who provide us with the software and technology that we use in our business. In addition, any such suppliers may refuse to, or may be unable to, pay any damages or honor their defense and indemnification obligations to us, which may result in us having to bear such losses.

We have entered into outsourcing and other agreements related to certain business operations, and any difficulties experienced in these arrangements could result in additional expense, loss of cardholders and revenue or an interruption of our services.

        We have entered into outsourcing agreements with third parties to provide certain customer service and related support functions to our cardholder, including the outsourcing of customer service through facilities located in Mexico and the Philippines. As a result, we must rely on third parties over which we have limited control to perform certain of our operations and, in certain circumstances, interface with our cardholders. In addition, it may be difficult to continue to outsource customer support services to facilities outside of the U.S. If these third parties are unable to perform to our requirements, we may be forced to pursue alternative strategies to provide these services, which could result in delays, interruptions, additional expenses and loss of cardholders.

        We have also entered into contracts with third-party vendors to provide certain services, technology and software. In the event that these service providers fail to maintain adequate levels of support, do not provide high quality service, discontinue their lines of business, terminate our contractual arrangements or cease or reduce operations, we may be required to pursue new third-party relationships, which could disrupt our operations, increase the costs of these services, technology or software and divert management's time and resources. If we are unable to complete a transition to a new provider on a timely basis, or at all, we could be forced to temporarily or permanently discontinue certain services, which could disrupt services to our customers and adversely affect our business, financial condition and results of operations.

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

        In addition, from time to time, certain of our cardholders may attempt to utilize their prepaid debit cards for purchase transactions which exceed the amount of funds available in their card accounts. While we generally decline authorization attempts for such transactions in accordance with the policies and procedures established by our issuing banks, card accounts may become overdrawn through the application of card association and network organization rules and regulations, the timing of the settlement of card transactions and the assessment of subscription, maintenance or other fees charged by our issuing banks. We also provide certain cardholders with a "cushion" which allows them to overdraw their card accounts. In any such event, we may be liable to our issuing banks for the resulting overdrawn account balance.

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

        We maintain reserves intended to cover the risk that we may not recover losses resulting from fraudulent activities and from our cardholders' overdrawn account balances. The provision for these cardholder related losses resulted in $2.4 million, $4.9 million and $10.3 million of expense during the years ended December 31, 2008, 2009 and 2010, respectively, but our exposure may increase above these levels for a variety of reasons, including our failure to predict the actual recovery rate, failure to effectively manage risk, and failure to prevent fraud. Accordingly, our business, results of operations and financial condition could be materially and adversely affected to the extent that we incur losses resulting from overdrawn cardholder accounts and fraudulent activity which exceed our designated reserves, or we determine that it is necessary to increase our reserves substantially in order to address any increased recovery risk.

If any of the large retailers in our distribution and reload network fails to remit the cardholders' funds they collect in connection with the load or reload of cards to our issuing banks, we may reimburse our issuing banks for such funds, which could have a material adverse effect on our financial position and results of operations.

        A significant portion of our business is conducted through retailers that provide load and reload services to our cardholders at their retail locations. Members of our distribution and reload network collect our cardholders' funds and are contractually required to remit them by electronic transfer directly to our issuing banks for deposit in the cardholder accounts. Our issuing banks typically receive our cardholders' funds no earlier than three business days after they are collected by the retailer. If a retailer becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit funds to our issuing banks, we typically reimburse our issuing banks for such funds. Given the unprecedented volatility in global financial markets and the economic challenges facing the U.S., the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner. If in the future any of the large retailers in our reload network for any reason fails to remit funds to our issuing banks and we reimburse our issuing banks for such funds, it could have a material adverse effect on our financial position and results of operations.

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

        The U.S. economy has deteriorated significantly over the last three years and unemployment rates have risen. If economic conditions and unemployment rates continue to deteriorate or do not improve, our target consumer base may be disproportionately affected due to the generally lower incomes of the consumers of our products. In addition, a large proportion of our target customers work in industries that may be disproportionately affected by a downturn in the U.S. economy. Stagnant economic growth and high unemployment are likely to negatively affect our customers' ability to purchase new services from us and the use of our GPR cards to purchase good and services. The resulting impact of such economic conditions on our customers and on consumer spending could have a material adverse effect on demand for our services and on our business, financial condition and operating results.

We have engaged, and may engage in the future, in mergers, acquisitions or strategic transactions that could disrupt our business and harm our financial condition.

        We acquired Skylight Financial, Inc., or Skylight, in 2008 to add its employer distribution network to our retail distribution, direct-to-consumer and online marketing efforts. We may in the future further expand our distribution channels, technology platform or other aspects of our business through the acquisition of other businesses, assets or technologies. Any such transactions can entail risk, may require a disproportionate amount of our management and financial resources, and may create operating and financial challenges, including:

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

        Our success depends in part on developing and protecting our intellectual property and other proprietary rights. We rely on a combination of patent, trade secret, copyright and trademark laws, as well as licenses of intellectual property from third parties, to protect our intellectual property and conduct our business in a manner that does not infringe or misappropriate the intellectual property of third parties. We also rely on other confidentiality and contractual agreements and arrangements with our employees, affiliates, business partners and customers to establish and protect our intellectual property and similar proprietary rights. We have one patent registered and four patent applications pending with the United States Patent and Trademark Office, including applications related to our payment processing platform and business methods. These patent applications may not become issued patents. If they do not become issued patents, our competitors would not be prevented from using these inventions.

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

        The new credit agreement contains, and any future indebtedness of ours would likely contain, a number of restrictive financial and non-financial covenants that impose significant operating and financial restrictions on us, including requirements that we maintain certain liquidity levels and financial ratios and certain restrictions on our ability to make investments, pay dividends or sell assets. While we currently believe that we will be able to meet all of the financial covenants that are imposed by our new credit agreement, we may not in fact be able to do so. A failure by us to comply with the covenants or financial ratios contained in our new credit agreement could result in an event of default which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of any event of default under our new credit agreement, the lender could elect to declare all amounts outstanding to be due and payable and require us to apply all of our available cash to repay these amounts. The acceleration of indebtedness under our new credit agreement could have a material adverse effect on our business, financial condition and results of operations.

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

As a public company, we are subject to reporting and corporate governance requirements that may be difficult for us to satisfy, will continue to raise our costs and may divert resources and management attention from operating our business.

        We recently became a public company on October 18, 2010 and as such have become subject to certain reporting and corporate governance requirements, including the rules of the Nasdaq Stock Market, and the provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the regulations promulgated thereunder, which have imposed significant new compliance obligations upon us. As a public company, we are required, among other things, to evaluate and maintain our system of internal control over financial reporting, and report on management's assessment thereof, in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC and the Public Company Accounting Oversight Board.

        The adequacy of our internal control over financial reporting must be assessed by management each year commencing with the year ending December 31, 2011. We do not currently have comprehensive documentation of our internal control over financial reporting, nor do we document our compliance with these controls on a periodic basis in accordance with Section 404 of the Sarbanes-Oxley Act. Furthermore, we have not tested our internal control over financial reporting in accordance with Section 404 and, due to our lack of documentation, this testing would not be possible at this time. If we were unable to implement the controls and procedures required by Section 404 in a timely manner or otherwise to comply with Section 404, management might not be able to certify, and our independent registered public accounting firm might not be able to report on, the adequacy of our internal control over financial reporting. If we are unable to maintain adequate internal control over financial reporting, we might be unable to report our financial information on a timely basis and might suffer adverse regulatory consequences or violate Nasdaq Stock Market listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. In addition, if we are unable to implement the controls and procedures required by Section 404 effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent registered public accounting firm.

        The changes necessitated by becoming a public company have required and will continue to require a significant commitment of additional resources and management oversight that will continue to increase our costs and might place a strain on our systems and resources. As a result, our management's attention might be diverted from other business concerns. In addition, we might not be successful in implementing and maintaining controls and procedures that comply with these requirements. If we fail to maintain an effective internal control environment or to comply with the numerous legal and regulatory requirements imposed on public companies, we could make material errors in, and be required to restate, our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.

Risks Related to Ownership of Our Common Stock

We have a limited trading history, and our stock price may be volatile.

        Prior to the consummation of our initial public offering in October 2010, our common stock was not listed on a national exchange or publicly traded. As an issuer which has recently become listed on a national exchange, the market price of our common stock has been and could continue to be subject to wide fluctuations in response to, among other things, the factors described in this "Risk Factors" section or otherwise, and other factors beyond our control, such as fluctuations in the valuations of technology companies perceived by investors to be comparable to us. These fluctuations have often been unrelated or disproportionate to operating performance. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to securities class action litigation. Any securities class action litigation could result in substantial costs and the diversion of management's attention and resources.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

        Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

        As of December 31, 2010, we had 88,170,381 shares outstanding. Approximately 69,345,245 shares, or approximately 79% of our outstanding shares at that date, are subject to lock-up agreements entered into by our directors, executive officers, and stockholders with the underwriters in connection with our initial public offering in October 2010. Upon expiration of the lock-up period, which will occur on or around April 16, 2011, all of those shares, other than shares held by our affiliates, will become eligible for sale in the public market without restriction. Shares held by our affiliates will also become eligible for sale, subject to the restrictions under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act. In addition, under our amended and restated registration rights agreement, certain of our stockholders will have the ability to require us to file a registration statement with respect to the registration of their shares under the Securities Act. If we register their shares of common stock following the expiration of the lock-up agreements, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144.

Provisions in our charter documents and under Delaware law may prevent or delay a change of control of us and could also limit the market price of our common stock.

        Certain provisions of Delaware law and of our certificate of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us, even if such a change in control would be beneficial to our stockholders or result in a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

  •
  limitations on the removal of directors;

  •
  the ability of our board of directors, without stockholder approval, to issue preferred stock with terms determined by our board of directors and to issue additional shares of our common stock;

  •
  advance notice requirements for stockholder proposals and nominations;

  •
  the inability of stockholders to act by written consent or to call special meetings; and

  •
  the ability of our board of directors to make, alter or repeal our bylaws.

        The affirmative vote of the holders of at least 75% (or 80% in the case of the provision related to stockholder action by written consent) of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions that are contained in our certificate of incorporation. In addition, our board of directors has the ability to designate the terms of and issue new series of preferred stock without stockholder approval. Also, absent approval of our board of directors, our bylaws may only be amended or repealed by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote.

        In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which limits business combination transactions with stockholders of 15% or more of our outstanding voting stock that our board of directors has not approved. These provisions and other similar provisions make it more difficult for stockholders or potential acquirers to acquire us without negotiation. These provisions may apply even if some stockholders may consider the transaction beneficial to them.

        These provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a premium over the then current market price for our common stock.

If securities analysts do not continue to publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

        We believe that the trading price for our common stock will be affected by research or reports that industry or financial analysts publish about us or our business. If one or more of the analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease coverage of our company, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

We have no plans to pay dividends on our common stock.

        We do not intend to declare or pay dividends on our common stock in the foreseeable future. Instead, we generally intend to invest any future earnings in our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal executive offices are located in Austin, Texas, where we lease approximately 54,000 square feet. We also maintain leased offices in Atlanta, Georgia, San Mateo, California, Kansas City, Kansas and Charlotte, North Carolina. We believe that our existing and planned facilities are adequate to support our existing operations and that, as needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3.    LEGAL PROCEEDINGS

        We are involved from time to time in various litigation and regulatory matters arising in the ordinary course of business. The amount, if any, of our ultimate liability with respect to these matters cannot be determined, but we do not expect the resolution of any pending matters to have a material adverse effect on our business or financial condition.

        On October 24, 2007, Alexsam, Inc. filed suit against us in the District Court of Travis County, Texas, 419th Judicial District, asserting breach of a license agreement entered into between NetSpend and Alexsam in 2004 and seeking monetary damages, attorneys' fees, costs and interest. The license agreement was entered into by the parties following Alexsam's assertion and subsequent dismissal without prejudice of a claim of patent infringement filed by Alexsam against us in 2003. We have asserted counterclaims against Alexsam for breach of contract. In April 2010, we filed a motion for summary judgment, and following a hearing, the court denied the motion without substantive comment. In October 2010, Alexsam filed an amended petition, which added a claim by Alexsam that NetSpend fraudulently induced Alexsam to give up its prior patent infringement claims against NetSpend and enter into the license agreement. In November 2010, we removed the case to the United States District Court for the Western District of Texas. In January, 2011, the federal court remanded the case back to the Travis County District Court for the 419th Judicial District for further proceedings. The case is not currently set for trial. We plan to vigorously contest Alexsam's claims, including Alexsam's newly asserted claims.

ITEM 4.    REMOVED AND RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock has been listed on the NASDAQ under the symbol "NTSP" since October 19, 2010. Prior to that date, there was no public trading market for our common stock. Our initial public offering ("IPO") was priced at $11.00 per share on October 19, 2010. For the period October 19, 2010 through December 31, 2010, the high and low sales prices per share of our common stock as reported on the NASDAQ were $16.21 and $11.02, respectively.

        On February 25, 2011, the last reported sales price of our common stock on the NASDAQ was $13.51 per share and, as of December 31, 2010, there were 270 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

Dividend Policy

        We have not paid cash dividends on our common stock during the 2009 and 2010 fiscal years, and do not expect to pay cash dividends on our common stock for the foreseeable future. We anticipate that all of our earnings will be used for the operation and growth of our business. Any future determination to pay cash dividends on our common stock would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations, financial condition and liquidity requirements, restrictions that may be imposed by applicable law and our contracts, and other factors deemed relevant by our board of directors. In addition, the terms of our credit facility currently restricts our ability to pay dividends.

Unregistered Sales of Equity Securities

        For the twelve months ended December 31, 2010, we issued and sold 1,000,215 shares of common stock to certain of our employees and consultants upon the exercise of options to purchase common stock granted pursuant to our Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan (the "2004 Plan") at exercise prices ranging from $0.25 per share to $3.53 per share. The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) thereof, and the rules and regulations promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701.

        For the twelve months ended December 31, 2010, we granted options to purchase an aggregate of 3,244,574 shares of common stock to certain of our employees and consultants pursuant to the 2004 Plan at a weighted average exercise price of $5.22 per share. The issuance of such options was exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) thereof, and the rules and regulations promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701.

        For the twelve months ended December 31, 2010, we granted an aggregate of 674,043 shares of restricted common stock to certain of our employees pursuant to the 2004 Plan. The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) thereof, and the rules and regulations promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701.

Use of Proceeds from Public Offering of Common Stock

        The Form S-1 Registration Statement (File No. 333-168127) relating to our initial public offering was declared effective by the SEC on October 18, 2010, and the offering was completed on October 22, 2010. Goldman, Sachs & Co. and BofA Merrill Lynch acted as book-running managers, William Blair & Company acted as lead manager, and SunTrust Robinson Humphrey, Wells Fargo Securities, Duncan-Williams, Inc. and Knight/Houlihan Lokey acted as co-managers for the offering.

        We registered the offering and sale of 2,272,727 shares of common stock by us and the associated sale of 19,043,722 shares of common stock by the selling stockholders, which included 2,780,406 shares sold by the selling stockholders pursuant to the underwriters' over-allotment option, in each case at a public offering price of $11.00 per share. The underwriters completed the exercise of the over-allotment option in full on October 22, 2010. The aggregate public offering price of the offering amount registered, including shares to cover the underwriters' over-allotment option, was $234.5 million and the offering did not terminate before all of the shares registered in the registration statement were sold. We received proceeds of $21.0 million, net of offering costs. The selling stockholders received net proceeds of $195.9 million after deducting underwriting discounts and commissions. We did not receive any of the proceeds from the sale of shares by the selling stockholders.

        The proceeds from the initial public offering were allocated to cash and cash equivalents to fund working capital. There have been no material changes in our planned use of proceeds from the initial public offering as described in our final prospectus filed with the SEC on October 19, 2010 pursuant to Rule 424(b).

Description of Equity Compensation Plans

        The description of equity compensation plans required by Item 201(d) of Regulation S-K is incorporated herein by reference to "Part III—Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

        The tables below set forth selected consolidated financial data for the periods indicated. The consolidated balance sheet data as of December 31, 2009 and 2010 and statement of operations data for the years ended December 31, 2008, 2009 and 2010 have been derived from the audited consolidated financial statements of NetSpend Holdings, Inc. included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 2006, 2007 and 2008 and statement of operations data for the years ended December 31, 2006 and 2007 have been derived from the audited consolidated financial statements of NetSpend Holdings, Inc. not included in this Form 10-K. It is important that you read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 41, and our consolidated financial statements and related notes beginning on page 68.

        Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

Consolidated Statement of Operations Data

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(in thousands of dollars, except per share data)
Revenues	$76,526	$128,597	$183,170	$225,000	$275,387
Direct operating costs	46,108	57,294	80,216	106,572	130,783
Other operating expenses	30,063	46,020	76,983	92,842	99,029
Goodwill and intangible asset impairment	—	—	26,285	—	—
Settlement (gains) and other losses	—	—	—	(10,229)	4,300
Operating income (loss)	355	25,283	(314)	35,815	41,275
Income (loss) before income taxes	773	24,094	(4,338)	30,677	37,100
Income tax expense	861	9,368	7,307	12,503	13,352
Net income	$(88)	$14,726	$(11,645)	$18,174	$23,748
Net income (loss) per share:
Basic
Common stock	$(0.01)	$(2.47)	$(0.74)	$0.21	$0.27
Class B common stock	$(0.01)	$(2.47)	$(0.74)	$0.21	$—
Diluted
Common stock	$(0.01)	$(2.47)	$(0.74)	$0.21	$0.27
Class B common stock	$(0.01)	$(2.47)	$(0.74)	$0.21	$—

Balance Sheet Data

	As of December 31,
	2006	2007	2008	2009	2010
	(in thousands of dollars)
Cash and cash equivalents	$20,678	$30,141	$21,490	$21,154	$67,501
Total assets	96,909	109,734	216,747	222,285	263,903
Long-term debt, net of current portion	—	42,000	76,875	51,979	58,500
Total stockholders' equity	67,870	35,544	88,345	109,352	156,816

Other Financial and Operating Data

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(dollars in thousands) (unaudited)
Adjusted EBITDA(1)	$5,200	$31,288	$37,343	$40,367	$65,568
Adjusted net income(2)	$(458)	$16,644	$7,800	$16,854	$33,700
Number of active cards (at period end)(3)	861,115	1,188,201	1,577,767	1,868,341	2,100,179
Gross dollar volume(4)	$2,357,852	$3,686,554	$5,690,842	$7,570,339	$9,810,515
Percentage of direct deposit active accounts(5)	11.1%	13.9%	22.9%	27.6%	34.2%

(1)
We use a non-GAAP financial metric that we label "Adjusted EBITDA" to evaluate our financial performance. We compute Adjusted EBITDA by adjusting net income or net loss to remove the effect of income and expenses related to interest, taxes, depreciation and amortization ("EBITDA"), and then adjusting for stock-based compensation, and non-recurring gains and losses. We believe that Adjusted EBITDA is an important metric for the following reasons:

•
It provides a meaningful comparison of our operating results over several periods because it removes the impact of income and expense items that are not a direct result of our core operations, such as goodwill and intangible impairments, legal settlements and one-time settlement gains;

•
We use it as a tool to assist in our planning for the effect of strategic operating decisions and for the prediction of future operating results;

•
It functioned as a threshold target for our company-wide employee bonus compensation; and we use it to evaluate our capacity to incur and service debt, fund capital expenditures and expand our business.

(2)
In addition to Adjusted EBITDA, we use a second non-GAAP financial metric that we label "Adjusted Net Income" to evaluate our financial performance. We compute Adjusted Net Income by adjusting net income or net loss to remove tax-effected amortization expense, stock-based compensation and other non-recurring gains and losses and we believe it is an important metric that is useful to our board of directors, management and investors for the following reasons:

•
Assets being depreciated will often have to be replaced in the future and Adjusted EBITDA does not reflect any expenditure for these items;

•
Adjusted EBITDA does not reflect the significant interest expense, or the payments necessary to service interest payments on our debt;

•
Adjusted Net Income provides a meaningful comparison of our operating results over several periods because it removes the impact of income and expense items that are not a direct result of our core operations, such as goodwill and intangible impairments, legal settlements and one-time settlement gains; and

•
We believe Adjusted Net Income measurements are used by investors as a supplemental measure to evaluate the overall operating performance of companies in our industry.

By providing these non-GAAP financial measures, together with the below reconciliations, we believe we are enhancing investors' understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing strategic initiatives.

(3)
Number of active cards represents the total number of our GPR card accounts that have had a PIN or signature-based transaction, a load transaction at a retailer location or an ATM withdrawal within the previous 90 days.

(4)
Gross dollar volume represents the total volume of debit transactions and cash withdrawals made using our GPR cards.

(5)
Percentage of active cards with direct deposit represents the percentage of our active cards that have had a direct deposit load within the previous 90 days.

        The following is a reconciliation of our net income (loss) for the years ended December 31, 2006, 2007, 2008, 2009 and 2010 to Adjusted EBITDA.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(in thousands of dollars)
Net income (loss)	$(88)	$14,726	$(11,645)	$18,174	$23,748
Interest income	(452)	(876)	(384)	(32)	(85)
Interest expense	34	2,065	4,408	5,170	3,526
Income tax expense	861	9,368	7,307	12,503	13,352
Depreciation and amortization	3,988	5,251	8,899	10,297	12,725

EBITDA	4,343	30,534	8,585	46,112	53,266
Stock-based compensation expense	857	754	2,473	4,484	7,268
Goodwill and acquired intangible asset impairment	—	—	26,285	—	—
Settlement (gains) and other losses	—	—	—	(10,229)	4,300
Loss on extinguishment of debt	—	—	—	—	734

Adjusted EBITDA	$5,200	$31,288	$37,343	$40,367	$65,568

  Settlement (gains) and other losses during the year ended December 31, 2009 relate to $9.0 million of recoveries of excess funds from our issuing banks for fee and chargeback recoveries and $1.2 million resulting from the settlement of certain litigation. Settlement (gains) and other losses during the year ended December 31, 2010 relate to a $3.5 million loss related to a patent infringement dispute and a $0.8 million loss associated with a contractual dispute with a vendor.

  Our Adjusted EBITDA is not necessarily comparable to what other companies define as Adjusted EBITDA. In addition, Adjusted EBITDA is not a measure defined by U.S. GAAP and should not be considered as a substitute for or alternative to net income, operating income, cash flows from operating activities or other financial information as determined by U.S. GAAP. Our presentation of Adjusted EBITDA should not be construed as an implication that our future results will be unaffected by unusual or non-recurring items.

        The following is a reconciliation of our net income (loss), the most comparable GAAP measure, for the years ended December 31, 2006, 2007, 2008, 2009 and 2010 to Adjusted Net Income.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(in thousands of dollars)
Net income (loss)	$(88)	$14,726	$(11,645)	$18,174	$23,748
Stock-based compensation
expense	857	754	2,473	4,484	7,268
Goodwill and acquired intangible
asset impairment	—	—	26,285	—	—
Amortization of intangibles	2,385	2,385	3,224	3,516	3,245
Settlement (gains) and other
losses	—	—	—	(10,229)	4,300
Loss on extinguishment of debt	—	—	—	—	734

Total pre-tax adjustments	3,242	3,139	31,982	(2,229)	15,547
Tax Rate(1)	111.4%	38.9%	39.2%	40.8%	36.0%
Tax adjustment	3,612	1,221	12,537	(909)	5,595

Adjusted net income	$(458)	$16,644	$7,800	$16,854	$33,700

  Settlement (gains) and other losses during the year ended December 31, 2009 relate to $9.0 million of recoveries of excess funds from our issuing banks for fee and chargeback recoveries and $1.2 million resulting from the settlement of certain litigation. Settlement (gains) and other losses during the year ended December 31, 2010 relate to a $3.5 million loss related to a patent infringement dispute and a $0.8 million loss associated with a contractual dispute with a vendor.

  Our Adjusted Net Income is not necessarily comparable to what other companies define as Adjusted Net Income. In addition, Adjusted Net Income is not a measure defined by U.S. GAAP and should not be considered as a substitute for or alternative to net income, operating income, cash flows from operating activities or other financial information as determined by U.S. GAAP. Our presentation of Adjusted Net Income should not be construed as an implication that our future results will be unaffected by unusual or non-recurring items.

(1)
The 2008 tax rate was adjusted to remove the impact of the goodwill impairment charge recorded during 2008 in order to establish the rate used to book taxes in the absence of this impairment charge consistent with the pre-tax adjustments used to calculate adjusted net income.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K, particularly in "Risk Factors."

 Overview

        NetSpend is a leading provider of general-purpose reloadable prepaid debit cards, or GPR cards, and related alternative financial services to underbanked consumers in the United States. We empower underbanked consumers by providing innovative and affordable financial products and services tailored to meet their particular financial services needs and preferences in a manner that traditional banking institutions have historically not met. In addition, our products and services provide our retail distributors an opportunity to enhance their customer relationships and generate incremental, ongoing revenue streams.

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

        We have agreements with FDIC-insured depository institutions that serve as the issuers of our GPR cards. Our cardholders may use their GPR cards to make purchase transactions at any merchant that participates in the MasterCard, Visa or PULSE networks and to withdraw funds from participating ATMs. MetaBank holds the majority of our cardholders funds. In January 2010, we acquired approximately 4.9% of the outstanding equity interests in Meta Financial Group, Inc., MetaBank's holding company.

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

 Recent Developments

Issuing Bank Diversification

        We are pursuing a bank diversification strategy pursuant to which we intend to diversify our cards among at least three issuing banks. We are focused on doing so in a manner that balances our diversification strategy with the protection of existing cardholder and direct deposit relationships and other operational considerations. In furtherance of this strategy, in January 2011 we entered into an agreement with The Bancorp Bank pursuant to which The Bancorp Bank will serve as a new issuing bank for our new and existing card programs. We expect to begin marketing cards issued by The Bancorp Bank in April 2011. We have also continued our discussions with other prospective issuing banks.

Interchange Legislation

        We earn interchange revenues from a portion of the interchange fees remitted by merchants when cardholders make purchase transactions using our prepaid debit cards. Interchange revenues are recognized net of sponsorship, licensing and processing fees charged by the card associations and network organizations for services they provide in processing purchase transactions routed through their networks. Interchange revenue represented approximately 17.0%, 19.2% and 21.6% of our revenues during the years ended December 31, 2008, 2009 and 2010, respectively. The amounts of these interchange fees are currently fixed by the card associations and network organizations in their sole discretion.

        In July 2010, the U.S. Congress adopted legislation that requires the amount of interchange fees charged to merchants in connection with transactions utilizing traditional debit cards and certain prepaid cards issued by financial institutions that, together with their affiliates, have assets of $10 billion or more, to be reasonable and proportionate to the costs of the underlying transactions. The new legislation also generally gave the Federal Reserve Board the power to regulate the amount of such interchange fees and required the Federal Reserve Board to promulgate regulations establishing standards for determining when interchange fees are reasonable and proportionate to the costs of the underlying transactions. The Federal Reserve Board published proposed regulations in December 2010. The final regulations are scheduled to be published in April 2011 and become effective in July 2011.

        The proposed regulations prescribe limits on interchange fees that are below the current rates set by the card associations and network organizations. Depending on the manner in which the limitations are clarified in the final regulations, these limitations may in the future limit our ability to benefit from interchange regulation exemptions for GPR cards, or decrease the opportunity to earn additional revenue from overdraft or ATM fees we might otherwise elect to charge. We currently believe that our GPR cards will be exempt from the regulations as they stand currently. However, even if some or all of our GPR cards were exempt from any such interchange fee restrictions, it is possible that such an exemption may be difficult to preserve if the relevant card associations or network organizations do not provide any mechanism that enables the recognition of the exemption in processing transactions, which could result in a material adverse impact on our revenues. At the present time, we do not believe that the proposed regulations will materially adversely impact our revenues, but we will continue to assess the expected impact as the proposed regulations become finalized.

Treasury Department Rule

        In January 2011, the Department of the Treasury issued an interim final rule that would prohibit the electronic deposit of federal benefits, wages and tax refunds to prepaid debit cards that do not meet certain criteria, including that the card not have an attached line of credit or loan feature that triggers automatic repayment from the card. The cardholder must also be afforded all of the consumer protections that apply to a payroll card. The public comment period for the rule expires in April 2011.

While we believe that our GPR cards comply with the interim final rule in all respects, the Department of the Treasury could change the rule in light of the comments it receives during the public comment period in a manner that would prohibit the electronic deposit of federal benefits, wages and tax refunds onto our GPR cards, which would result in a material adverse impact on our revenues.

Key Business Metrics

        As a leading provider of GPR cards and related alternative financial services to underbanked consumers, we evaluate a number of business metrics to monitor our performance and manage our business. We believe the following metrics are the primary indicators of our performance.

        Number of Active Cards—represents the total number of our GPR cards that have had a PIN, or signature-based purchase transaction, a load transaction at a retailer location or an ATM withdrawal within the previous 90 days. We had approximately 1.6 million, 1.9 million and 2.1 million active cards as of December 31, 2008, 2009 and 2010, respectively.

        Percentage of Active Cards with Direct Deposit—represents the percentage of our active cards that have had a direct deposit load within the previous 90 days. The percentage of our active cards that were direct deposit active cards as of December 31, 2008, 2009 and 2010, was 22.9%, 27.6% and 34.2%, respectively.

        Gross Dollar Volume (GDV)—represents the total dollar volume of debit transactions and cash withdrawals made using our GPR cards. Our gross dollar volume was $5.7 billion, $7.6 billion and $9.8 billion for the years ended December 31, 2008, 2009 and 2010, respectively. Approximately 53.5%, 64.4% and 71.8% of the gross dollar volume for the years ended December 31, 2008, 2009 and 2010, respectively, was made using active cards with direct deposit.

Key Components of Our Results of Operations

Operating Revenues

        Our operating revenues primarily consist of compensation for the services we provide to our issuing banks resulting from service fees and interchange revenue.

        Cardholders are charged fees in connection with the products and services provided, as follows:

  •
  Transactions—Cardholders are typically charged a fee for each PIN and signature-based purchase transaction made using their GPR cards, unless the cardholder is on a monthly or annual service plan, in which case the cardholder is instead charged a monthly or annual subscription fee, as applicable. Cardholders are also charged fees for ATM withdrawals and other transactions conducted at ATMs.

  •
  Customer Service and Maintenance—Cardholders are typically charged fees for balance inquiries made through the Company's customer service. Cardholders are also charged a monthly maintenance fee after a specified period of inactivity.

  •
  Additional Products and Services—Cardholders are charged fees associated with additional products and services offered in connection with certain of our GPR cards, including overdraft protection through our issuing banks, a variety of bill payment options, custom card designs, and card-to-card transfers of funds through our customer service.

  •
  Other—Cardholders are charged fees in connection with the activation of our GPR cards and gift cards at retailers. We ceased marketing gift cards in August 2010.

        Our operating revenues also include fees charged to retail distributors in connection with the reload of our GPR cards at retailers, fees charged in connection with a third party processing services agreement with a large national bank that we terminated effective 2009, as well as interest earned, if any, on cardholder funds maintained at one of our issuing banks. Under our current arrangement with such issuing bank, we would only be entitled to receive interest on cardholder funds if market interest rates rose significantly above current levels.

        We earn interchange revenues from a portion of the interchange fees remitted by merchants when cardholders make purchase transactions using our prepaid debit cards. Interchange revenues are fixed by the card associations and network organizations. Interchange revenues are recognized net of sponsorship, licensing and processing fees charged by the card associations and network organizations for services they provide in processing purchase transactions routed through their networks.

        Our quarterly operating revenues fluctuate as a result of certain seasonal factors affecting our GDV and the number of our active cards. For example, the most significant increases in the number of our active cards and our GDV typically occur in the first fiscal quarter as a result of consumers acquiring new cards and loading federal tax refunds onto their cards during tax season.

Operating Expenses

        We classify our operating expenses into the following categories:

        Direct Operating Costs—Direct operating costs consist primarily of the commissions we pay to members of our distribution and reload network for their services, ATM processing fees, card supply costs, cardholder and other losses related to our card programs, customer verification costs, customer service costs and fees paid to our issuing banks. These costs are driven by transaction volumes and the number of active cards.

        Salaries, Benefits and Other Personnel Costs—Salaries, benefits, and other personnel costs consist of the compensation costs associated with our employees, including base salaries, benefits, bonus compensation and stock-based compensation. This excludes any personnel costs associated with customer service, which are included in direct operating costs.

        Advertising, Marketing and Promotion Costs—Advertising, marketing, and promotion costs primarily consist of the costs of marketing programs including direct-to-consumer and internet advertising to potential cardholders, promotional events run in conjunction with our distributors, conferences, trade shows and marketing materials.

        Other General and Administrative Costs—Other general and administrative costs primarily consist of costs for legal, accounting, information technology, travel, facility and other corporate expenses.

        Depreciation and Amortization—Depreciation and amortization consists of depreciation of our long-lived assets and amortization of finite-lived intangibles.

Other Income (Expense)

        Other income (expense) primarily consists of interest income and interest expense. Interest income represents interest we receive on our cash and cash equivalents. Interest expense is associated with our long-term debt and capital leases.

Income Tax Expense

        Income tax expense primarily consists of corporate income taxes related to profits resulting from our ongoing operations.

Consolidated Statements of Operations Data

	Year Ended December 31,
	2008	2009	2010
	(in thousands of dollars)
Operating Revenues	$183,170	$225,000	$275,387
Operating Expenses
Direct operating costs	80,216	106,572	130,783
Salaries, benefits, and other personnel costs	35,034	46,668	54,032
Advertising, marketing, and promotion costs	11,999	13,803	14,038
Other general and administrative costs	21,051	22,074	18,234
Depreciation and amortization	8,899	10,297	12,725
Goodwill and acquired intangible asset impairment	26,285	—	—
Settlement (gains) and other losses	—	(10,229)	4,300

Total operating expenses	183,484	189,185	234,112

Operating income (loss)	(314)	35,815	41,275
Other Income (Expense)
Interest income	384	32	85
Interest expense	(4,408)	(5,170)	(3,526)
Loss on extinguishment of debt	—	—	(734)

Total other expense	(4,024)	(5,138)	(4,175)

Income (loss) before income taxes	(4,338)	30,677	37,100
Provision for income taxes	7,307	12,503	13,352

Net income (loss)	$(11,645)	$18,174	$23,748

	As a Percentage of Total Operating Revenues
	Year Ended December 31,
	2008	2009	2010
Operating Revenues	100.0%	100.0%	100.0%
Operating Expenses
Direct operating costs	43.8	47.4	47.5
Salaries, benefits, and other personnel costs	19.1	20.7	19.6
Advertising, marketing, and promotion costs	6.6	6.1	5.1
Other general and administrative costs	11.5	9.8	6.6
Depreciation and amortization	4.8	4.6	4.6
Goodwill and acquired intangible asset impairment	14.4	—	—
Settlement (gains) and other losses	—	(4.5)	1.6

Total operating expenses	100.2	84.1	85.0

Operating income (loss)	(0.2)	15.9	15.0
Other Income (Expense)
Interest income	0.2	—	—
Interest expense	(2.4)	(2.3)	(1.3)
Loss on extinguishment of debt	—	—	(0.2)

Total other expense	(2.2)	(2.3)	(1.5)

Income (loss) before income taxes	(2.4)	13.6	13.5
Provision for income taxes	4.0	5.5	4.8

Net income (loss)	(6.4)%	8.1%	8.7%

 Comparison of Fiscal 2009 and 2010

Operating Revenues

        Operating Revenues—Our operating revenues totaled $275.4 million in fiscal 2010, an increase of $50.4 million, or 22.4%, from fiscal 2009. Service fee revenue represented approximately 78.4% of our revenue for fiscal 2010 with the balance of our revenue consisting of interchange. Service fee revenue increased $34.0 million, or 18.7%, from fiscal 2009 to fiscal 2010. This year-over-year increase was primarily the result of increased transaction fees charged to cardholders and increased fees for additional products and services, primarily resulting from a 15.2% increase in the average number of our active cards outstanding and a 6.3% increase in the average service revenue per card, which was largely driven by an increase in our direct deposit customer base.

        Interchange revenue represented approximately 21.6% of our revenue for fiscal 2010. Interchange revenue increased $16.3 million, or 37.8%, from fiscal 2009 to fiscal 2010. This increase was primarily the result of a 29.6% year-over-year increase in our gross dollar volume, combined with the negotiation of more favorable rates on some of our interchange revenue contracts.

        Our total operating revenues of $275.4 million in fiscal 2010 was comprised of $269.1 million related to our GPR cards and the remaining $6.3 million related to our gift cards. Our GPR card related revenues increased by $57.3 million, or 27.0%, from the comparable period in 2009. Our gift card related revenues decreased by $6.9 million, or 52.4%, from the comparable period in 2009 as a result of our decision in 2008 to focus primarily on our core GPR card product. We ceased marketing gift cards entirely as of August 21, 2010.

Operating Expenses

        The following table presents the breakdown of operating expenses among direct operating costs, personnel costs, advertising and marketing costs, other general and administrative costs, depreciation and amortization, and other components of operating expenses:

	Year Ended December 31,
	2009		2010
	Amount	Percentage of Total Operating Revenues	Amount	Percentage of Total Operating Revenues	Change
	(in thousands of dollars)
Operating Expenses
Direct operating costs	$106,572	47.4%	$130,783	47.5%	$24,211
Salaries, benefits, and other personnel costs	46,668	20.7	54,032	19.6	7,364
Advertising, marketing, and promotion costs	13,803	6.1	14,038	5.1	235
Other general and administrative costs	22,074	9.8	18,234	6.6	(3,840)
Depreciation and amortization	10,297	4.6	12,725	4.6	2,428
Settlement (gains) and other losses	(10,229)	(4.5)	4,300	1.6	14,529

Total operating expenses	$189,185	84.1%	$234,112	85.0%	$44,927

        Direct Operating Costs—Our direct operating costs were $130.8 million in fiscal 2010, an increase of $24.2 million, or 22.7%, from fiscal 2009. This year-over-year increase was primarily the result of an increase in commissions we paid to our distributors, an increase in ATM processing fees resulting from an increase in the number of ATM transactions, and an increase in our provision for cardholder losses as a result of increased overdraft transactions and fraud-related losses. In addition, in 2010, the Company recorded approximately $0.6 million of additional charges associated with chargebacks and other losses resulting from recoveries that had been incorrectly processed in a period prior to 2010.

From 2009 to 2010, our direct operating costs increased slightly as a percentage of revenues from 47.4% to 47.5%, which was primarily the result of an increase in cardholders' losses offset by a decrease in commissions as a percentage of revenue due to an increase in cards distributed through direct-to-consumer marketing programs, on which no commissions were paid.

        Salaries, Benefits, and Other Personnel Costs—Our salaries, benefits, and other personnel costs were $54.0 million in fiscal 2010, an increase of $7.4 million, or 15.8%, from fiscal 2009. This year-over-year increase was primarily due to additional compensation expense that was recognized as a result of the accelerated vesting of certain options and shares of restricted stock in connection with our initial public offering, an increase in average non-customer service headcount, as well as incremental bonus expense as we exceeded our plan in 2010.

        Advertising, Marketing, and Promotion Costs—Our advertising, marketing, and promotion costs were $14.0 million in fiscal 2010, which remained relatively consistent with fiscal 2009.

        Other General and Administrative Costs—Our other general and administrative costs were $18.2 million in fiscal 2010, a decrease of $3.8 million, or 17.4%, from fiscal 2009. This year-over-year decrease was primarily due to a decrease in accounting and legal professional services as well as a decrease in IT professional services resulting from the completion of our financial infrastructure project in 2009.

        Depreciation and Amortization—Our depreciation and amortization costs were $12.7 million in fiscal 2010, an increase of $2.4 million, or 23.6%, from fiscal 2009. This increase was primarily the result of depreciation on our 2009 and 2010 capital expenditures of $14.6 million and $6.0 million, respectively.

        Settlement (Gains) and Other Losses—We recognized $4.3 million of losses during fiscal 2010, of which $3.5 million related to a patent infringement dispute and $0.8 million related to a contractual dispute with a vendor. In fiscal 2009, we recognized $10.2 million of settlement gains, $9.0 million of which related to recoveries of excess funds from our issuing banks for historical fee and chargeback recoveries, with the remaining $1.2 million resulting from a litigation settlement.

Income Tax Expense

        The following table presents the breakdown of our effective tax rate among federal, state and other:

	Year Ended December 31,
	2009	2010
U.S. federal income tax	35.0%	35.0%
State income taxes, net of federal benefit	3.3	3.1
Other	2.4	(2.1)

Income tax expense	40.7%	36.0%

        Our income tax expense was $13.4 million in fiscal 2010, an increase of $0.9 million from fiscal 2009. This increase in expense is due to an increase in income before taxes, which was partially offset by a decrease in the effective tax rate. The decrease in the effective rate from 2009 to 2010 was primarily caused by stock compensation deductions related to the stock transactions that occurred in conjunction with the Company's initial public offering and research and development tax credits related to internally developed software.

Comparison of Fiscal 2008 and 2009

Operating Revenues

        Operating Revenues—Our operating revenues totaled $225.0 million in fiscal 2009, an increase of $41.8 million, or 22.8%, from fiscal 2008. Service fee revenue represented approximately 80.7% of our revenue for fiscal 2009 with the balance of our revenue consisting of interchange. Service fee revenue increased $29.5 million, or 19.4%, from fiscal 2008 to fiscal 2009. $16.7 million of the $29.5 million year-over-year increase in service fee revenues resulted from the inclusion of a full year of Skylight's operating results in fiscal 2009, as compared to the inclusion of only six months of Skylight's operating results in fiscal 2008. The remainder of this year-over-year increase was primarily the result of increased transaction fees charged to cardholders and increased fees for additional products and services unrelated to the Skylight acquisition, primarily resulting from a 15.3% increase in the average number of our active cards outstanding. $6.7 million of the increase in transaction fees was caused by rate changes in the fees charged for domestic ATM transactions. These increases were offset by a decrease in customer service and maintenance fees unrelated to the Skylight acquisition, caused primarily by decreased gift maintenance as we focused our business on our core GPR card product. Finally, there was a decrease of $5.0 million in other revenues caused by decreased third-party processing services under an agreement with a large national bank that we terminated in 2008 effective in 2009.

        Interchange revenue represented approximately 19.3% of our revenue for fiscal 2009. Interchange revenue increased $12.3 million, or 39.7%, from fiscal 2008 to fiscal 2009. $0.8 million of the $12.3 million year-over-year increase in our interchange revenues resulted from the inclusion of a full year of Skylight's operating results in fiscal 2009, as compared to approximately six months of Skylight's operating results in fiscal 2008. The remainder of this increase was primarily the result of a year-over-year increase in the average number of active cards outstanding.

        Our total operating revenues of $225.0 million in fiscal 2009 was comprised of $211.6 million related to our GPR cards and the remaining $13.4 million related to our gift cards. Our GPR card related revenues increased by $52.8 million, or 33.2%, from the comparable period in 2008. Our gift card related revenues decreased by $11.0 million, or 45.1%, from the comparable period in 2008 as a result of our decision in 2008 to focus primarily on our core GPR card product. We ceased marketing gift cards entirely as of August 21, 2010.

Operating Expenses

        The following table presents the breakdown of operating expenses among direct operating costs, personnel costs, other general and administrative costs, advertising and marketing costs, depreciation and amortization, and other components of operating expenses:

	Year Ended December 31,
	2008		2009
	Amount	Percentage of Total Operating Revenues	Amount	Percentage of Total Operating Revenues	Change
	(in thousands of dollars)
Operating Expenses
Direct operating costs	$80,216	43.8%	$106,572	47.4%	$26,356
Salaries, benefits, and other personnel costs	35,034	19.1	46,668	20.7	11,634
Advertising, marketing, and promotion costs	11,999	6.6	13,803	6.1	1,804
Other general and and administrative costs	21,051	11.5	22,074	9.8	1,023
Depreciation and amortization	8,899	4.8	10,297	4.6	1,398
Goodwill and acquired intangible asset impairment	26,285	14.4	—	—	(26,285)
Gains on settlements	—	—	(10,229)	(4.5)	(10,229)

Total operating expenses	$183,484	100.2%	$189,185	84.1%	$5,701

        Direct Operating Costs—Our direct operating costs were $106.6 million in fiscal 2009, an increase of $26.4 million, or 32.9%, from fiscal 2008. $7.7 million of this increase was the result of the inclusion of a full year of Skylight's operating results in fiscal 2009, as compared to the inclusion of approximately six months of Skylight's operating results in fiscal 2008. The remaining $18.7 million of this year-over-year increase was primarily the result of an increase in commissions we paid to our distributors, an increase in ATM processing fees resulting from an increase in the number of ATM transactions made using our cards, and an increase in card supply costs as we expanded our distribution network and direct-to-consumer marketing programs. From 2008 to 2009, our direct operating costs increased as a percentage of revenues from 43.8% to 47.4%, which was primarily the result of an increase in card supply costs as a percentage of revenues as we expanded our direct-to-consumer marketing programs, and an increase in distributor commission rates as we renewed long-term distributor agreements.

        Salaries, Benefits, and Other Personnel Costs—Our salaries, benefits, and other personnel costs were $46.7 million in fiscal 2009, an increase of $11.6 million, or 33.2%, from fiscal 2008. $4.0 million of this increase was the result of the inclusion of a full year of Skylight's operating results in fiscal 2009, as compared to the inclusion of approximately six months of Skylight's operating results in fiscal 2008. The remainder of this year-over-year increase was primarily the result of an increase in salary and benefit costs resulting from an 18.1% increase in non-customer service headcount, from 288 employees to 340 employees, and a $1.5 million increase in stock-based compensation.

        Advertising, Marketing, and Promotion Costs—Our advertising, marketing, and promotion costs were $13.8 million in fiscal 2009, an increase of $1.8 million, or 15.0%, from fiscal 2008. This year-over-year increase was primarily the result of a $2.4 million increase in marketing costs related to our purchase of customer leads as we expanded our direct-to-consumer and online marketing programs.

        Other General and Administrative Costs—Our other general and administrative costs were $22.1 million in fiscal 2009, an increase of $1.0 million, or 4.9%, from fiscal 2008. This year-over-year increase was caused by the inclusion of a full year of Skylight's operating results in fiscal 2009, as compared to approximately six months of activity in fiscal 2008.

        Depreciation and Amortization—Our depreciation and amortization costs were $10.3 million in fiscal 2009, an increase of $1.4 million, or 15.7%, from fiscal 2008. $1.0 million of this increase was the result of the inclusion of a full year of amortization related to Skylight's intangible assets in fiscal 2009, as compared to the inclusion of approximately six months of amortization related to Skylight's intangible assets in fiscal 2008. The remainder of this increase was primarily the result of depreciation on our 2008 and 2009 capital expenditures of $10.7 million and $14.6 million, respectively.

        Goodwill and Acquired Intangible Asset Impairment—In 2008, we recognized $26.3 million in goodwill and intangible asset impairment related to our Skylight reporting unit. Goodwill and intangible assets with indefinite lives are tested for impairment annually or if an event occurs or conditions change that would more likely than not reduce the fair value below the carrying value. Based on a combination of comparative market multiples and discounted cash flow analyses, we determined that the carrying value of the goodwill attributed to the Skylight reporting unit exceeded its fair value by approximately $23.0 million and that the carrying value of the Skylight tradename exceeded its fair value by $3.3 million. The impairment was caused by declining market conditions and the adverse business environment in which our Skylight reporting unit was then operating. There was no impairment of goodwill or intangible assets in 2009.

        Settlement Gains—We recognized $10.2 million of settlement gains during fiscal 2009, $9.0 million of which related to recoveries of excess funds from our issuing banks for historical fee and chargeback recoveries, with the remaining $1.2 million resulting from a litigation settlement.

Income Tax Expense

        The following table presents the breakdown of our effective tax rate among federal, state and other:

	Year Ended December 31,
	2008	2009
U.S. federal income tax	(35.0)%	35.0%
State income taxes, net of federal benefit	3.9	3.3
Other	199.5	2.4

Income tax expense	168.4%	40.7%

        Our income tax expense was $12.5 million in 2009, an increase of $5.2 million from fiscal 2008. Approximately $4.1 million of this increase relates to taxes due for gains on settlements recognized during fiscal 2009. The remainder of this increase is due to growth unrelated to the Skylight acquisition and increased income before taxes. The effective rate difference from 2008 to 2009 is primarily caused by the $26.3 million non-deductible goodwill and intangible asset impairment recognized during 2008.

 Liquidity and Capital Resources

        Our primary sources of liquidity are cash flow from our operating activities and access to borrowings under our credit facilities.

Comparison of Fiscal 2008, 2009 and 2010

	Year Ended December 31,
	2008	2009	2010
	(in thousands of dollars)
Net cash provided by operating activities	$25,020	$36,195	$53,117
Net cash used in investing activities	(4,115)	(14,741)	(9,259)
Net cash provided by (used in) financing activities	(29,556)	(21,790)	2,489

Net change in cash and cash equivalents	$(8,651)	$(336)	$46,347

Cash Flows from Operating Activities

        During fiscal 2010, our operating activities provided $53.1 million of cash, resulting from $23.7 million of net income and an adjustment of $28.4 million for non-cash items and $1.0 million in cash provided by operating assets and liabilities. The $28.4 million adjustment for non-cash items primarily relates to $12.7 million of depreciation and amortization expense, $10.3 million of provision for cardholder losses, $7.3 million of stock-based compensation expense offset by $1.5 million in deferred income taxes and $1.5 million in tax benefit associated with stock options. The $53.1 million of 2010 operating cash flows represents a $16.9 million increase over 2009 operating cash flows of $36.2 million. The $16.9 million increase in operating cash flows primarily relates to an $11.9 million year-over-year increase in net income adjusted for non-cash items.

        During fiscal 2009, our operating activities provided $36.2 million of cash, resulting from $18.2 million of net income and an adjustment of $22.1 million for non-cash items, offset by $4.1 million in cash used for operating assets and liabilities. The $22.1 million adjustment for non-cash items primarily relates to $10.3 million of depreciation and amortization expense, $4.9 million of provision for cardholder losses, $4.5 million of stock-based compensation expense and $3.1 million in deferred income taxes. These items were offset by a $1.2 million non-cash legal settlement gain. The $36.2 million of 2009 operating cash flows represents an $11.2 million increase over 2008 operating cash flows of $25.0 million. The $11.2 million increase in operating cash flows primarily relates to an $8.8 million year-over-year increase in net income adjusted for non-cash items, which excludes a $26.3 million goodwill and intangible asset impairment charge in 2008.

        During fiscal 2008, our operating activities provided $25.0 million of cash, resulting from a net loss of $11.6 million, increased by a $43.1 million adjustment for non-cash items and decreased by $6.4 million in cash used for operating assets and liabilities. The $43.1 million adjustment for non-cash items primarily relates to a $26.3 million charge for impairment of goodwill and intangible assets, $8.9 million of depreciation and amortization expense, $2.4 million of provision for cardholder losses, $2.5 million of stock-based compensation expense and $2.5 million in deferred income taxes. The $25.0 million of 2008 operating cash flows represents a $9.4 million increase over 2007 operating cash flows of $15.6 million. The $9.4 million year-over-year increase primarily relates to a $9.9 million increase in net income adjusted for non-cash items.

Cash Flows from Investing Activities

        Investing activities used $9.3 million of cash in fiscal 2010, which related primarily to $6.0 million of purchases of property and equipment and a $3.2 million long-term investment in Meta Financial Group, Inc., the holding company for one of our issuing banks. Investing activities used $14.7 million of cash in fiscal 2009, which related primarily to $14.6 million of purchases of property and equipment. Cash used for investing activities in fiscal 2008 was $4.1 million, which included $10.7 million of purchases of property and equipment offset by $6.6 million of net cash acquired primarily from our acquisition of Skylight.

Cash Flows from Financing Activities

        Financing activities provided for $2.5 million of cash in fiscal 2010, primarily related to $21.0 million in proceeds, net of offering costs, from our initial public offering in October 2010, a $1.5 million income tax benefit associated with stock options and $0.9 million of cash from the exercise of common stock options and warrants. These proceeds were partially offset by $6.5 million in scheduled debt payments and a $9.0 million revolving debt payment. In September 2010 we entered into a new credit facility with a syndicate of banks with SunTrust Bank as administrative agent. The initial borrowings under this new credit facility of $58.5 million were used to repay in full the remaining $56.3 million outstanding indebtedness under our prior credit facility, $0.7 million of accrued interest, and $1.5 million of debt issuance costs associated with the new credit facility. The remainder of the cash used in financing activities for fiscal 2010 was comprised of a $5.7 million repurchase of treasury stock.

        Financing activities used $21.8 million of cash in fiscal 2009. The $21.8 million of cash outflows primarily related to $25.5 million in debt-related payments, which included $25.1 million of principal payments and $0.4 million of debt issuance costs. The $25.5 million of debt-related payments was partially offset by a $9.0 million draw on the revolving credit facility during 2009. Financing cash flows in 2009 also included a $5.0 million cash outflow related to the remaining portion of a $30.0 million dividend declared in 2008.

        Financing activities used $29.6 million of cash in fiscal 2008. The $29.6 million of cash outflows primarily related to $25.0 million of dividend payments related to a $30.0 million dividend declared immediately prior to the Skylight acquisition. The remaining $5.0 million of this dividend was paid in fiscal 2009. Also in conjunction with the Skylight acquisition, we entered into an amended and restated credit agreement, which resulted in the payment of $91.5 million towards the outstanding balance on the old term loans and line of credit and $1.2 million of debt issuance costs related to the amended and restated credit agreement. Simultaneous with the payment of the balance on the old term loans and line of credit, we borrowed $75.0 million on the new term loan and $10.0 million on the new line of credit. We subsequently drew an additional $5.0 million on the line of credit during fiscal 2008 to fund working capital requirements. These repayments and borrowings resulted in a net cash outflow of $2.7 million in 2008. Also included in cash flows from financing activities during 2008 was a $3.2 million purchase of treasury stock associated with the former chief executive officer's separation agreement, which was partially offset by $1.3 million of proceeds from the exercise of common stock options and warrants.

Sources of Financing

        Since the inception of NetSpend Holdings in February 2004, we have primarily financed our operations through cash flows from operations, debt financing and net proceeds received from our initial public offering in October 2010. We believe that our existing cash balances, together with the amounts we expect to generate from operations and the amounts available through our revolving credit facility will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures and debt repayment obligations.

        In connection with the acquisition of Skylight on July 15, 2008, we entered into a credit agreement (the "prior credit facility"), which provided financing of $105.0 million, consisting of a $30.0 million revolving credit facility and a $75.0 million term loan. We utilized the proceeds of the $75.0 million term loan and our initial draw of $10.0 million under the revolving credit facility to fund the dividend paid in connection with the Skylight acquisition as well as closing costs of the Skylight acquisition, including retiring $40.4 million of existing Skylight debt and refinancing our existing outstanding borrowings of $46.0 million. During the year ended December 31, 2009 and through September 2010 when we repaid our borrowings under the prior credit facility, the weighted average interest rate for outstanding borrowings under the prior credit facility was 6.0%.

        In September 2010, we entered into a new credit facility with a syndicate of banks with SunTrust Bank as administrative agent. The new credit facility provides a $135.0 million revolving credit facility with the ability to request increases to the revolving credit facility of up to $50.0 million. The initial borrowings under this new credit facility of $58.5 million were used to repay in full the outstanding indebtedness under our prior credit facility and $1.5 million of debt issuance costs associated with the new credit facility. The new credit facility has a maturity date in September 2015, and provides for and includes a $5.0 million swingline facility and $15.0 million letter of credit facility. At our option, we may prepay any borrowings in whole or in part, without any prepayment penalty or premium.

        As of December 31, 2010, we owed $58.5 million in outstanding borrowings under the new credit facility. During the year ended December 31, 2010, the weighted average interest rate applicable to the outstanding borrowings on our new credit facility was 2.9%.

        The new credit agreement contains certain financial and non-financial covenants and requirements, including a leverage ratio, fixed charge ratio and certain restrictions on our ability to make investments, pay dividends or sell assets. It also provides for customary events of default as defined in the agreement, including failure to pay any principal or interest when due, failure to comply with covenants, and default in the event of a change of control. We were in compliance with these covenants as of December 31, 2010.

        In May 2009, we entered into a capital lease arrangement with a software provider for perpetual database licenses. The capital lease arrangement resulted in the recognition of a $3.4 million capital lease liability, which was the present value of future payments under the lease agreement discounted using an effective interest rate of 6.0%. As of December 31, 2010, approximately $1.4 million in principal payments remained payable on the capital lease.

Off-Balance Sheet Arrangements

        Our off-balance sheet arrangements are comprised of settlement indemnifications and overdraft guarantees with our issuing banks. We have no off-balance sheet debt, other than operating leases, purchase orders, and other commitments entered into in the ordinary course of business as discussed below and reflected in our contractual obligations and commitments table.

        A significant portion of our business is conducted through our retail distributors that provide load and reload services to our cardholders at their retail locations. Members of our distribution and reload network collect our cardholders' funds and remit them by electronic transfer directly to our issuing banks for deposit in the cardholder accounts. We do not take possession of our cardholders' funds at any time during the settlement process. Our issuing banks typically receive our cardholders' funds no earlier than three business days after they are collected by the retailer. If any retailer fails to remit our cardholders' funds to our issuing banks, we typically reimburse our issuing banks for such funds. We manage the settlement risk associated with this process through a formalized set of credit standards, limiting load volumes for certain retailers and requiring certain retailers to maintain deposits on account, and by typically maintaining a right of offset of cardholders' funds against commissions payable to retailers. As of December 31, 2010, our estimated gross settlement exposure was $13.9 million.

        Our cardholders can in some circumstances incur charges in excess of the funds available in their card accounts, and are liable for the resulting overdrawn account balance. While we generally decline authorization attempts for amounts that exceed the available balance in a cardholder's account, the application of card association and network organization rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees, among other things, can result in overdrawn card accounts. We also provide, as a courtesy and at our discretion, certain cardholders with a "cushion" which allows them to overdraw their card accounts. In addition, eligible cardholders may enroll in our issuing banks' overdraft protection programs pursuant to which our issuing banks fund transactions up to $1.0 million that exceed the available balance in their card accounts. We are responsible to our issuing banks for any losses associated with these overdrawn account balances. As of December 31, 2010, our reserve intended to cover the risk that we may not recover our cardholders' overdrawn account balances was approximately $4.8 million. As of December 31, 2010, our cardholders' overdrawn account balances totaled $6.9 million.

Contractual Obligations and Commitments

        During the year ended December 31, 2010 we entered into a new credit facility with a syndicate of banks with SunTrust Bank as administrative agent. The initial borrowings under this new credit facility of $58.5 million were used to repay in full the $56.3 million outstanding indebtedness under our prior credit facility and $1.5 million of debt issuance costs associated with the new credit facility. See "Note 9—Debt" to the consolidated financial statements included in this Form 10-K for a discussion of the terms of our new credit facility.

        Our contractual commitments and contingencies will have an impact on our future liquidity. The following table summarizes our contractual obligations that represent material expected or contractually committed future obligations as of December 31, 2010:

	Payments Due by Period As Of December 31, 2010
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands of dollars)
Long-term debt obligations(1)	$66,836	$1,755	$3,510	$61,571	$—
Capital lease obligations(2)	1,401	1,401	—	—	—
Operating lease obligations(3)	1,167	1,100	60	7	—
Other long-term liabilities(4)	33,580	11,039	17,023	5,518	—

Total	$102,984	$15,295	$20,593	$67,096	$—

(1)
Long-term debt obligations consisted of outstanding principal and expected interest payments under our credit facility as of December 31, 2010. These future expected payments include $58.5 million in repayment of principal that is expected to be repaid upon maturity in September 2015 and $8.3 million in future interest payments applicable to the outstanding borrowings at an expected interest rate of 3.0% per year through September 2015.

(2)
Capitalized lease obligations consist of future required payments under our financing agreement to purchase software.

(3)
Operating lease obligations primarily include future payments related to the lease for our primary office facility located in Austin, Texas. The Austin, Texas lease expires in 2011.

(4)
Other long-term obligations consist of required minimum future payments under contracts with our distributors and other service providers.

Critical Accounting Policies and Estimates

        We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management's judgment in its application, while in other cases management's judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.

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

        Our cardholders are charged fees in connection with the products and services we provide, as follows:

  •
  Transactions—Cardholders are typically charged a fee for each PIN and signature-based purchase transaction made using their GPR cards, unless the cardholder is on a monthly or annual service plan, in which case the cardholder is instead charged a monthly or annual subscription fee, as applicable. Cardholders are also charged fees for ATM withdrawals and other transactions conducted at ATMs.

  •
  Customer Service and Maintenance—Cardholders are typically charged fees for balance inquiries made through our customer service. Cardholders are also charged a monthly maintenance fee after a specified period of inactivity.

  •
  Additional Products and Services—Cardholders are charged fees associated with additional products and services offered in connection with certain of our GPR cards, including overdraft protection through our issuing banks, a variety of bill payment options, custom card designs and card-to-card transfers of funds through our customer service.

  •
  Other—Cardholders are charged fees in connection with the activation of our GPR cards and gift cards at retailers.

        Revenue resulting from the service fees charged to our cardholders described above is recognized when the fees are charged because the earnings process is substantially complete, except for revenue resulting from the initial activation of our cards and annual subscription fees. Revenue resulting from the initial activation of our cards is recognized ratably, net of commissions paid to our distributors, over the average account life, which is approximately one year for our GPR cards and three months for our gift cards. Revenue resulting from annual subscription fees is recognized ratably over the annual period to which the fees relate.

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

Cardholders' Reserve

        We are exposed to transaction losses due to cardholder and other losses resulting from cardholder activity, as well as non-performance of third parties. We have established a cardholders' reserve for estimated losses arising from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use, and merchant-related chargebacks due to non-delivery of goods or services. We establish these reserves based upon historical loss and recovery rates, and cardholder activity for which specific losses can be identified. We charge off the balance of these receivables at 90 or 180 days, depending on the nature of the receivable and type of loss.

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

Recent Accounting Pronouncements

        New accounting pronouncements or changes in existing accounting pronouncements may have a significant effect on the results of operations, the financial condition, or the net worth of the our business operations.

        In January 2010, the FASB issued guidance on fair value measurements and disclosures to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. We adopted these provisions effective January 1, 2010, and they did not have a material impact on our disclosures.

        In February 2010, the FASB issued an amendment to the guidelines on accounting for subsequent events. The amendment clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued, but that SEC filers are not required to disclose the date through which subsequent events have been evaluated. The amendment was effective upon issuance and did not have an impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALIITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks as part of our ongoing business operations, primarily risks associated with fluctuating interest rates for borrowings under our credit facility. Borrowings under our credit facility incur interest based on current market interest rates. We have not historically used derivative financial instruments to manage these market risks. As of December 31, 2010, outstanding borrowings under our credit facility were $58.5 million. A 1.0% increase or decrease in interest rates would have a $0.6 million impact on our operating results and cash flows for fiscal 2010.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is incorporated by reference to the consolidated financial statements set forth on pages 68 through 104 hereof.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

        The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on such company's internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm may be required to attest to our internal control over financial reporting. This report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in management's ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

        Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

PART III

        Certain information required by Part III is omitted from this report that we intend to file within our definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report relating to our 2011 annual meeting of stockholders (the "Proxy Statement").

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

        In October 2010, the compensation committee of the Company's board of directors adopted a new equity incentive plan, the Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan (the "2004 Plan"), which amended and replaced the 2004 Stock Option and Restricted Stock Plan. The Company reserved 22,459,980 shares of its common stock for issuance under the 2004 Plan. The number of shares reserved for issuance under the 2004 Plan will increase automatically annually by a number of shares equal to the lesser of (1) 3% of the total outstanding shares of the Company's capital stock as of immediately prior to the increase, (2) 3,000,000 and (3) such lesser amount as determined by the Company's board of directors. The 2004 Plan authorizes the award of stock options, stock appreciation rights, restricted stock awards, performance units and other awards.

        In 2010, the Company granted 3,244,574 options and 674,043 restricted shares to purchase shares of common stock.

        The following table provides information as of December 31, 2010, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under the Plan:

	A	B	C
	Number of securities to be issued upon the exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation securities reflected in column (A)
Equity compensation plans approved by security holders	11,035,606	$3.88	2,717,240
Equity compensation plans not approved by security holders	—	—	—

Total	11,035,606	$3.88	2,717,240

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Documents Filed with Report

(1)
Financial Statements

  (2)
  Financial Statement Schedules

        The following financial statement schedule should be read in conjunction with the consolidated financial statements of NetSpend Holdings, Inc. filed as part of this Report:

        Schedule II—Valuation and Qualifying Accounts

        Schedules other than that listed above have been omitted since they are either not required or not applicable or because the information required is included in the consolidated financial statements included elsewhere herein or the notes thereto.

  (3)
  Exhibits

Exhibit Number	Description of Exhibits
3.1	Form of Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 21, 2010, and incorporated by reference herein)
3.2	Form of Amended and Restated Bylaws (filed as Exhibit 3.2 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 21, 2010, and incorporated by reference herein)
4.1	Specimen common stock certificate (filed as Exhibit 4.1 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 28, 2010, and incorporated by reference herein)
4.2	Form of Registration Rights Agreement (filed as Exhibit 4.2 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 21, 2010, and incorporated by reference herein)
10.1	Credit Agreement, dated as of September 24, 2010, by and among NetSpend Holdings, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent (filed as Exhibit10.1 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 28, 2010, and incorporated by reference herein)
10.2	Pledge and Security Agreement, dated as of September 24, 2010, by and among NetSpend Holdings, Inc., NetSpend Corporation, Skylight Acquisition I, Inc., Skylight Financial, Inc., NetSpend Payment Services and SunTrust Bank, as Administrative Agent (filed as Exhibit 10.2 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 28, 2010, and incorporated by reference herein)
10.3	Guaranty, dated as of September 24, 2010, by and among NetSpend Corporation, Skylight Acquisition I, Inc., Skylight Financial, Inc., NetSpend Payment Services, Inc. and SunTrust Bank, as Administrative Agent (filed as Exhibit 10.3 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 28, 2010, and incorporated by reference herein)

Exhibit Number	Description of Exhibits
10.4	Amended and Restated Employment Agreement, dated as of September 20, 2010, by and among Daniel Henry, NetSpend Corporation and NetSpend Holdings, Inc. (filed as Exhibit 10.4 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 21, 2010, and incorporated by reference herein)
10.5	Employment Agreement, dated as of April 21, 2010, by and between George W. Gresham and NetSpend Corporation (filed as Exhibit 10.5 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.6	Amended and Restated Employment Agreement, dated as of June 1, 2010, by and between Tom Cregan and NetSpend Corporation (filed as Exhibit 10.6 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 17, 2010, and incorporated by reference herein)
10.7	Employment Agreement, dated as of January 4, 2010, by and between James DeVoglaer and NetSpend Corporation (filed as Exhibit 10.7 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.8	Amendment to Employment Agreement, dated as of April 20, 2010, by and between James DeVoglaer and NetSpend Corporation (filed as Exhibit 10.8 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.9	Employment Agreement, dated as of April 1, 2010, by and between Anh Vazquez (now known as Anh Hatzopoulos) and NetSpend Corporation (filed as Exhibit 10.9 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.10	Amended and Restated Employment Agreement, dated as of September 20, 2010, by and among Christopher T. Brown, NetSpend Corporation and NetSpend Holdings, Inc. (filed as Exhibit 10.10 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 21, 2010, and incorporated by reference herein)
10.11	Employment Agreement, dated as of June 1, 2010, by and between Charles Harris and NetSpend Corporation (filed as Exhibit 10.11 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.12	Form of Indemnification Agreement by and between NetSpend Holdings, Inc. and each of its directors (filed as Exhibit 10.12 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 21, 2010, and incorporated by reference herein)
10.13	Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan (filed as Exhibit 10.13 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 28, 2010, and incorporated by reference herein)
10.14	Office Lease, dated as of August 11, 2003, by and between Crescent Real Estate Funding VIII, L.P. and NetSpend Corporation (filed as Exhibit 10.14 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.15	First Amendment to Office Lease, dated as of August 2, 2005, by and between Crescent Real Estate Funding VIII, L.P. and NetSpend Corporation (filed as Exhibit 10.15 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.16	Second Amendment to Office Lease, dated as of September 6, 2006, by and between Crescent Real Estate Funding VIII, L.P. and NetSpend Corporation (filed as Exhibit 10.16 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)

Exhibit Number	Description of Exhibits
10.17	Third Amendment to Office Lease, dated as of August 1, 2007, by and between WTCC Austin Investors V, L.P. and NetSpend Corporation (filed as Exhibit 10.17 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.18	Fourth Amendment to Office Lease, dated as of March 13, 2009, by and between WTCC Austin Investors V, L.P. and NetSpend Corporation (filed as Exhibit 10.18 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.19	Fourth Amended and Restated Independent Agency Agreement, dated as of June 2, 2008, by and between ACE Cash Express, Inc. and NetSpend Corporation (filed as Exhibit 10.19 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 17, 2010, and incorporated by reference herein)
10.20	Second Amended and Restated Card Program Management Agreement, dated as of February 1, 2010, by and between MetaBank, dba Meta Payment Systems, and NetSpend Corporation (filed as Exhibit 10.20 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 17, 2010, and incorporated by reference herein)
10.21	Card Program Management Agreement, dated as of February 1, 2010, by and between MetaBank, dba Meta Payment Systems, and Skylight Financial, Inc. (filed as Exhibit 10.21 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 17, 2010, and incorporated by reference herein)
10.22	Amended and Restated Stock Option Award Agreement between NetSpend Holdings, Inc. and Daniel Henry, dated March 11, 2008 (Performance-Based Vesting) (filed as Exhibit 10.22 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 21, 2010, and incorporated by reference herein)
10.23	Stock Option Award Agreement between NetSpend Holdings, Inc. and Daniel Henry, dated March 11, 2008 (Time-Based Vesting) (filed as Exhibit 10.23 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.24	Stock Option Award Agreement between NetSpend Holdings, Inc. and Charles Harris, dated July 1, 2010 (filed as Exhibit 10.24 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.25	Restricted Stock Agreement between NetSpend Holdings, Inc. and Charles Harris, dated July 1, 2010 (filed as Exhibit 10.25 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.26	Stock Option Award Agreement between NetSpend Holdings, Inc. and Christopher T. Brown, dated March 11, 2008 (filed as Exhibit 10.26 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.27	Form of NetSpend Holdings, Inc. Restricted Stock Agreement (filed as Exhibit 10.27 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.28	Form of NetSpend Holdings, Inc. Stock Option Award Agreement (Time-Based Vesting) (filed as Exhibit 10.28 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.29	Form of NetSpend Holdings, Inc. Stock Option Award Agreement (Event-Based Vesting) (filed as Exhibit 10.29 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.30	Form of NetSpend Holdings, Inc. Stock Option Award Agreement (Director Awards) (filed as Exhibit 10.30 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)

Exhibit Number	Description of Exhibits
10.31	Form of NetSpend Holdings, Inc. Stock Option Award Agreement (Performance-Based Vesting) filed as Exhibit 10.31 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.32	Memorandum of Understanding, dated as of September 9, 2010, by and between ACE Cash Express, Inc. and NetSpend Corporation (filed as Exhibit 10.32 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 17, 2010, and incorporated by reference herein)
21.1	List of subsidiaries (filed as Exhibit 21.1 to NetSpend Holdings, Inc.'s Form S-1 (Reg. No. 333-168127) on July 15, 2010, and incorporated by reference herein)
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer of NetSpend pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of NetSpend pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer of NetSpend pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas on the 1st day of March, 2011.

NETSPEND HOLDINGS, INC.
By:	/s/ DANIEL R. HENRY Daniel R. Henry Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the listed capacities on March 1, 2011:

Name	Title

/s/ DANIEL R. HENRY Daniel R. Henry	Chief Executive Officer and Director (Principal Executive Officer)
/s/ GEORGE W. GRESHAM George W. Gresham	Chief Financial Officer (Principal Accounting and Financial Officer)
/s/ ANN H. LAMONT Ann H. Lamont	Director
/s/ DANIEL M. SCHLEY Daniel M. Schley	Director
/s/ THOMAS MCCULLOUGH Thomas McCullough	Director
/s/ FRANCISCO RODRIGUEZ Francisco Rodriguez	Director
/s/ ALEXANDER R. CASTALDI Alexander R. Castaldi	Director
/s/ ANDREW ADAMS Andrew Adams	Director
/s/ STEPHEN A. VOGEL Stephen A. Vogel	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NetSpend Holdings, Inc.:

        We have audited the accompanying consolidated balance sheets of Netspend Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Netspend Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Austin, Texas
March 1, 2011

NetSpend Holdings, Inc.

Consolidated Balance Sheets

As of December 31, 2009 and 2010

	2009	2010
	(in thousands of dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$21,154	$67,501
Accounts receivable, net of allowance for doubtful accounts of $50 as of December 31, 2009 and $147 as of December 31, 2010	4,513	5,441
Prepaid card supply	1,783	1,605
Prepaid expenses	2,357	2,380
Other current assets	1,845	1,007
Income tax receivable	2,375	—
Deferred tax assets	2,872	3,916

Total current assets	36,899	81,850
Property and equipment, net	24,441	21,007
Goodwill	128,567	128,567
Intangible assets	28,981	25,739
Long-term investment	—	2,067
Other assets	3,397	4,673

Total assets	$222,285	$263,903

Liabilities & Stockholders' Equity
Current liabilities
Accounts payable (includes $609 and $0 of related party payables at December 31, 2009 and 2010, respectively)	$3,444	$2,850
Accrued expenses (includes $2,593 and $3,433 of related party expenses at December 31, 2009 and 2010, respectively)	21,531	25,067
Income tax payable	—	332
Cardholders' reserve	1,620	4,789
Deferred revenue	2,158	1,333
Long-term debt, current portion	21,513	1,354

Total current liabilities	50,266	35,725
Long-term debt, net of current portion	51,979	58,500
Deferred tax liabilities	10,318	9,855
Other non-current liabilities	370	3,007

Total liabilities	112,933	107,087

Commitments and contingencies (Note 16)
Stockholders' equity
Common stock, $0.001 par value; shares authorized: 150,000,000 at December 31, 2009 and 225,000,000 at December 31, 2010; shares issued: 77,198,193 at December 31, 2009 and 91,540,381 at December 31, 2010	77	92
Class B common stock, $0.001 par value, 15,000,000 authorized at December 31, 2009 and 2010 and 10,244,609 issued and outstanding at December 31, 2009	10	—
Treasury stock at cost; shares held: 1,870,000 at December 31, 2009 and 3,370,000 at December 31, 2010	(5,704)	(11,374)
Additional paid-in capital	119,484	150,183
Accumulated other comprehensive loss	—	(1,142)
Retained earnings (accumulated deficit)	(4,515)	19,057

Total stockholders' equity	109,352	156,816

Total liabilities & stockholders' equity	$222,285	$263,903

See accompanying notes to the consolidated financial statements.

NetSpend Holdings, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2008, 2009 and 2010

	2008	2009	2010
	(in thousands of dollars, except per share data)
Operating Revenues (includes related party revenues of $1,590 in 2008, $2,897 in 2009 and $4,611 in 2010)	$183,170	$225,000	$275,387
Operating Expenses
Direct operating costs (includes related party expenses of $24,408 in 2008, $28,903 in 2009 and $38,625 in 2010)	80,216	106,572	130,783
Salaries, benefits, and other personnel costs	35,034	46,668	54,032
Advertising, marketing, and promotion costs	11,999	13,803	14,038
Other general and administrative costs (includes related party expenses of $211 in 2008, $157 in 2009 and $210 in 2010)	21,051	22,074	18,234
Depreciation and amortization	8,899	10,297	12,725
Goodwill and acquired intangible asset impairment	26,285	—	—
Settlement (gains) and other losses	—	(10,229)	4,300

Total operating expenses	183,484	189,185	234,112

Operating income (loss)	(314)	35,815	41,275
Other Income (Expense)
Interest income	384	32	85
Interest expense	(4,408)	(5,170)	(3,526)
Loss on extinguishment of debt	—	—	(734)

Total other expense	(4,024)	(5,138)	(4,175)
Income (loss) before income taxes	(4,338)	30,677	37,100
Provision for income taxes	7,307	12,503	13,352

Net income (loss)	$(11,645)	$18,174	$23,748

Basic net income (loss) per share:
Common stock	$(0.74)	$0.21	$0.27
Class B common stock	$(0.74)	$0.21	$—
Diluted net income (loss) per share:
Common stock	$(0.74)	$0.21	$0.27
Class B common stock	$(0.74)	$0.21	$—

See accompanying notes to the consolidated financial statements.

NetSpend Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2008, 2009 and 2010

	Series A Convertible Preferred Stock				Class B Common Stock
			Common Stock				Treasury Stock			Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
									Additional Paid-in Capital			Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands of dollars, except share data)
Balances at December 31, 2007	44,807,723	$45	8,174,821	$8	6,110,000	$6	(400,000)	$(1,116)	$36,601	$—	$—	$35,544
Repurchase of treasury stock	—	—	—	—	—	—	(900,000)	(3,177)	—	—	—	(3,177)
Stock-based compensation	—	—	—	—	—	—	—	—	2,473	—	—	2,473
Exercise of options for common stock	—	—	1,022,965	1	—	—	—	—	1,226	—	—	1,227
Tax benefit associated with stock options	—	—	—	—	—	—	—	—	37	—	—	37
Exercise of warrants for common stock	—	—	23,846	—	—	—	—	—	37	—	—	37
Common stock issued for acquisitions	—	—	16,992,555	17	10,043,137	10	—	—	93,822	—	—	93,849
Conversion of shares at acquisition	(44,807,723)	(45)	50,917,723	51	(6,110,000)	(6)	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	—	—	(19,169)	—	(10,831)	(30,000)
Net loss	—	—	—	—	—	—	—	—	—	—	(11,645)	(11,645)

Balances at December 31, 2008	—	$—	77,131,910	$77	10,043,137	$10	(1,300,000)	$(4,293)	$115,027	$—	$(22,476)	$88,345
Repurchase of treasury stock	—	—	—	—	—	—	(570,000)	(1,411)	—	—	—	(1,411)
Stock-based compensation	—	—	—	—	—	—	—	—	4,484	—	—	4,484
Exercise of options for common stock	—	—	66,283	—	—	—	—	—	125	—	—	125
Tax shortfall associated with stock options	—	—	—	—	—	—	—	—	(152)	—	—	(152)
Vesting of restricted stock	—	—	—	—	201,472	—	—	—	—	—	—	—
Dividend equivalents paid	—	—	—	—	—	—	—	—	—	—	(213)	(213)
Net income	—	—	—	—	—	—	—	—	—	—	18,174	18,174

Balances at December 31, 2009	—	$—	77,198,193	$77	10,244,609	$10	(1,870,000)	$(5,704)	$119,484	$—	$(4,515)	$109,352
Repurchase of treasury stock	—	—	—	—	—	—	(1,500,000)	(5,670)	—	—	—	(5,670)
Stock-based compensation	—	—	—	—	—	—	—	—	7,268	—	—	7,268
Exercise of options for common stock	—	—	1,000,215	1	—	—	—	—	850	—	—	851
Tax benefit associated with stock options	—	—	—	—	—	—	—	—	1,520	—	—	1,520
Exercise of warrants for common
stock	—	—	609,587	1	—	—	—	—	82	—	—	83
Vesting of restricted stock	—	—	—		215,050	1	—	—	—	—	—	1
Common stock issued in public offering, net of issuance costs (Note 11)	—	—	2,272,727	2	—	—	—	—	20,979	—	—	20,981
Conversion of Class B common stock to common stock	—	—	10,459,659	11	(10,459,659)	(11)	—	—	—	—	—	—
Dividend equivalents paid	—	—	—	—	—	—	—	—	—	—	(176)	(176)
Unrealized loss on available-for-sale investment	—	—	—	—	—	—	—	—	—	(1,142)	—	(1,142)
Net income	—	—	—	—	—	—	—	—	—	—	23,748	23,748

Balances at December 31, 2010	—	$—	91,540,381	$92	—	$—	(3,370,000)	$(11,374)	$150,183	$(1,142)	$19,057	$156,816

NetSpend Holdings, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2008, 2009 and 2010

	2008	2009	2010
	(in thousands of dollars)
Cash flows from operating activities
Net income (loss)	$(11,645)	$18,174	$23,748
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	8,899	10,297	12,725
Goodwill and acquired intangible asset impairment	26,285	—	—
Amortization of debt issuance costs	631	476	424
Loss on extinguishment of debt	—	—	734
Gain on settlement	—	(1,192)	—
Stock-based compensation	2,473	4,484	7,268
Tax benefit associated with stock options	(37)	(18)	(1,520)
Provision for cardholder losses	2,362	4,930	10,254
Deferred income taxes	2,465	3,101	(1,505)
Changes in operating assets and liabilities
Accounts receivable	543	1,037	(928)
Income tax receivable or payable	(1,301)	(203)	4,227
Prepaid card supply	(523)	396	178
Prepaid expenses	(835)	(654)	(23)
Other current assets	(606)	(826)	838
Other long-term assets	(134)	(1,754)	(972)
Accounts payable and accrued expenses	2,834	2,291	2,942
Cardholders' reserve	(2,303)	(4,629)	(7,085)
Deferred revenue	(4,228)	212	(825)
Other liabilities	140	73	2,637

Net cash provided by operating activities	25,020	36,195	53,117

Cash flows from investing activities
Purchase of property and equipment	(10,715)	(14,616)	(6,045)
Purchase of intangible assets	—	(125)	(4)
Long-term investment	—	—	(3,210)
Net cash acquired from the acquisition of Skylight	6,986	—	—
Net cash paid for the acquisition of Procesa	(386)	—	—

Net cash used in investing activities	(4,115)	(14,741)	(9,259)

Cash flows from financing activities
Dividends paid	(25,000)	(5,000)	—
Dividend equivalents paid	—	(213)	(176)
Proceeds from exercise of common stock warrants	37	—	83
Proceeds from exercise of common stock options	1,227	125	851
Tax benefit associated with stock options	37	18	1,520
Net cash proceeds from initial public offering	—	—	20,981
Proceeds from issuance of long-term debt	90,000	9,000	58,500
Issuance costs of long-term debt	(1,230)	(361)	(1,462)
Principal payment on debt	(91,450)	(25,140)	(72,138)
Cash purchase of treasury stock	(3,177)	(219)	(5,670)

Net cash provided by (used in) financing activities	(29,556)	(21,790)	2,489
Net change in cash and cash equivalents	(8,651)	(336)	46,347
Cash and cash equivalents at beginning of year	30,141	21,490	21,154

Cash and cash equivalents at end of year	$21,490	$21,154	$67,501

Supplemental disclosure of cash flow information
Cash paid for interest	$4,069	$4,893	$2,764
Cash paid for income taxes	6,126	10,040	10,682
Non-cash investing activities
Capital lease entered into for the purchase of software	$—	$3,383	$—
Stock issued for the acquisition of Skylight	93,549	—	—
Stock issued for the acquisition of Procesa	300	—	—

See accompanying notes to the consolidated financial statements.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2008, 2009 and 2010

NOTE 1: ORGANIZATION AND BUSINESS

        NATURE OF OPERATIONS—NetSpend Holdings, Inc. ("NetSpend" or the "Company"), based in Austin, Texas, was formed as a Delaware corporation on February 18, 2004. It was formed in connection with the recapitalization of one of the Company's current subsidiaries, NetSpend Corporation, which was founded in 1999. The Company operates in one reportable business segment to provide general-purpose reloadable ("GPR") prepaid debit cards and alternative financial service solutions to underbanked consumers in the United States. The Company's products empower underbanked consumers to become "self-banked" by providing FDIC-insured depository accounts with a menu of pricing and features specifically tailored to their needs. The Company has built an extensive distribution and reload network comprised of financial service centers and other retail locations throughout the United States.

        The Company is an agent of FDIC-insured depository institutions that serve as issuers of the Company's products. The Company has agreements with Meta Payment Systems, a division of Meta Financial Group ("MetaBank"), Inter National Bank ("INB"), U.S. Bank, and Sun Trust Bank (collectively, the "issuing banks") whereby the issuing banks issue MasterCard International ("MasterCard") or Visa USA, Inc. ("Visa") branded cards to customers. The Company's products may be used to purchase goods and services wherever MasterCard and Visa are accepted or to withdraw cash via automatic teller machines ("ATMs").

        The Company's common stock trades on the NASDAQ stock exchange under the symbol "NTSP."

        PRINCIPLES OF CONSOLIDATION—The accompanying consolidated financial statements include the accounts of NetSpend Holdings, Inc. and its wholly owned subsidiaries, NetSpend Corporation, Skylight Financial, Inc. and NetSpend Payment Services, Inc. All intercompany transactions have been eliminated in consolidation.

        USE OF ESTIMATES—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions about future events. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Among the more significant assumptions are those that relate to the valuation of goodwill and intangible assets, cardholders' reserve, legal contingencies, and stock-based compensation. These accounting estimates reflect the best judgment of management. Actual results could significantly differ from management's estimates and judgments.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        CASH AND CASH EQUIVALENTS—The Company considers cash invested in interest-bearing deposits and short-term investments with original maturities of three months or less at the date of purchase to be cash equivalents.

        The Company has established compensating balances at certain of its issuing banks to offset overdrawn cardholder accounts. Some of these compensating balance accounts are included in the Consolidated Balance Sheets as cash and cash equivalents because there are no contractual restrictions

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

over deposits in these accounts. As of December 31, 2009 and 2010 these compensating balances totaled $1.2 million and $0.3 million, respectively.

        RESTRICTED CASH—Restricted cash is cash with statutory or contractual restrictions that prevent it from being used in the Company's operations. Restricted cash is classified in other non-current assets on the Company's Consolidated Balance Sheets.

        As of December 31, 2009 and 2010, the Company had restricted cash of $0.4 million and $0.8 million, respectively.

        ACCOUNTS RECEIVABLE—Accounts receivable primarily represents amounts due from cardholders for service and card activation fees and for interchange revenues related to merchant point of sale transactions. These receivables are generally settled by the issuing and merchant acquiring banks within a few days. Accounts receivable are recorded net of the allowance for doubtful accounts. The Company records an allowance when it becomes probable that a receivable will not be collected, and receivables are written off against the allowance when management makes the determination to cease collection efforts.

        PREPAID CARD SUPPLY—Prepaid card supply consists of costs incurred primarily for purchasing card stock, and the embossing, encoding, packaging and shipping prepaid debit cards. These costs are expensed to direct operating costs within the Consolidated Statements of Operations as the cards are shipped from the Company's fulfillment warehouses into the distribution channel or to end customers.

        UP-FRONT DISTRIBUTOR PAYMENTS—Occasionally, NetSpend makes up-front contractual payments to third-party distribution partners. The Company assesses each up-front payment to determine whether it meets the criteria of an asset (having a future benefit) as defined by U.S. GAAP. If the asset criteria are met, the Company capitalizes the up-front payment and recognizes the amount ratably over the benefit period, generally the contract period. If the contract requires the distributor's specific performance and no other conditions exist for the distributor to earn or retain the benefit, then the Company recognizes payments when the performance conditions have been met and payment has been earned by the distributor. Up-front distributor payments are classified on the Consolidated Balance Sheets as other non-current assets and are recorded as a direct operating cost in the Consolidated Statements of Operations.

        PROPERTY AND EQUIPMENT, NET—Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives. Office equipment and furniture and fixtures are depreciated over three to seven years, computer equipment is depreciated over three to five years, computer software is depreciated over three years, and leasehold improvements are amortized over the shorter of their estimated useful life or the term of the related lease. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is credited or charged to income. Costs for repairs and maintenance are expensed as incurred.

        Property and equipment are assessed for impairment whenever events or circumstances indicate the carrying value of an asset group may not be fully recoverable by comparing the carrying value to total future undiscounted cash flows. Impairment is recorded for long-lived assets equal to the excess of the carrying amount of the asset group over its estimated fair value. The Company did not recognize

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

any significant impairment losses related to long-lived assets during the years ended December 31, 2008, 2009 or 2010.

        GOODWILL—Goodwill represents the excess of the purchase price of an acquired company over the fair value of assets acquired and liabilities assumed. The Company evaluates goodwill for impairment annually or at an interim period if events occur or circumstances indicate it is more likely than not that the carrying value exceeds the fair value of the associated reporting unit. The Company has three reporting units based on its different distribution channels: the Partner channel reporting unit, the Direct channel reporting unit, and the Paycard reporting unit.

        The Company assigns goodwill to its reporting units for the purpose of impairment testing. The first step of the impairment test is to compare the estimated fair value of the respective reporting unit with its carrying value. If the carrying value is less than fair value, no indication of impairment exists. If the carrying value is greater than fair value, a second step in the impairment test is performed to determine the implied fair value of goodwill and the amount of impairment loss, if any.

        INTANGIBLE ASSETS—Intangible assets with indefinite lives are evaluated for impairment annually, or at an interim period if events occur or circumstances indicate it is more likely than not that the carrying value exceeds the fair value. Any excess carrying value over the fair value is recognized as an impairment loss. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate the carrying value exceeds future undiscounted cash flows of the associated intangible asset.

        Finite lived intangible assets are amortized over the estimated useful lives of the assets using the straight-line method. Distributor and partner relationships have a useful life of between eight and ten years, developed technology have a useful life of between three and seven years, license agreements have a useful life of twelve years, patents and trademarks have a useful life of between twelve and twenty years. The Company's acquired tradenames have indefinite lives.

        CARDHOLDERS' RESERVE—The Company is exposed to transaction losses due to cardholder fraud and other losses resulting from cardholder activity, and losses due to non-performance of third parties. The Company establishes a cardholders' reserve for estimated losses arising from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use, and merchant-related chargebacks due to non-delivery of goods or services. These reserves are established based upon historical loss and recovery rates, and cardholder activity for which specific losses can be identified. The cardholders' reserve was approximately $1.6 million and $4.8 million at December 31, 2009 and 2010, respectively. The provision for cardholder losses is included in direct operating costs in the Consolidated Statements of Operations.

        Establishing the reserve for transaction losses is an inherently uncertain process, and ultimate losses may vary from the current estimate. The Company regularly updates its reserve estimate as new facts become known and events occur that may impact the settlement or recovery of losses.

        LITIGATION—In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. It is the Company's policy to routinely assess the likelihood of any adverse judgments or outcomes related to legal or regulatory matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

is made after analysis of each known issue and consultation with the Company's internal and external legal counsel. The Company records reserves related to certain legal matters for which it is probable that a loss will be incurred and the range of such loss can be reasonably estimated. Management discloses facts regarding material matters assessed as reasonably possible and the associated potential exposure, if estimable. The Company expenses legal costs as incurred.

        INCOME TAXES—The Company recognizes tax benefits or expenses on the temporary differences between the financial reporting and tax basis of its assets and liabilities. Deferred tax assets and liabilities are measured using statutory enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company is required to adjust its deferred tax assets and liabilities in the period in which tax rates or the provisions of the income tax laws change. Valuation allowances are established when necessary to reduce deferred tax assets to the amount for which recovery is deemed more likely than not. The Company's policy is to classify interest and penalties associated with uncertain tax positions as a component of income tax expense.

        STOCK-BASED COMPENSATION—The Company has one stock-based employee compensation plan. The Company measures stock options at fair value on the date of grant using the Binomial Lattice model for determining fair value. The Company determined this model best reflects the characteristics of the employee share option in estimating fair value, particularly in light of the complexity of some of the options and awards the Company has issued to its employees. Compensation expense is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The Company presents excess tax benefits from the exercise of stock options as financing cash flows.

        EARNINGS PER SHARE—Basic earnings (loss) per common share excludes dilution for potential common stock issuances and is calculated by dividing net income (loss) available to common stockholders by the weighted average common stock issued and outstanding for the period. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares issued and outstanding for the period plus amounts representing the dilutive effect of stock options, warrants and restricted stock and convertible preferred stock, as applicable. The Company calculates basic and diluted earnings (loss) per common share using the treasury stock method, the as-if-converted method, and the two-class method, as applicable.

        REVENUE RECOGNITION—The Company generally generates revenue from compensation for the services provided to its issuing banks resulting from service fees and interchange revenue. Revenue is recognized when there is persuasive evidence of an arrangement, services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

        Cardholders are charged fees in connection with the products and services provided, as follows:

  •
  Transactions—Cardholders are typically charged a fee for each PIN and signature-based purchase transaction made using their GPR cards, unless the cardholder is on a monthly or annual service plan, in which case the cardholder is instead charged a monthly or annual

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    subscription fee, as applicable. Cardholders are also charged fees for ATM withdrawals and other transactions conducted at ATMs.

  •
  Customer Service and Maintenance—Cardholders are typically charged fees for balance inquiries made through the Company's customer service. Cardholders are also charged a monthly maintenance fee after a specified period of inactivity.

  •
  Additional Products and Services—Cardholders are charged fees associated with additional products and services offered in connection with certain GPR cards, including overdraft protection through the Company's issuing banks, a variety of bill payment options, custom card designs, and card-to-card transfers of funds through the Company's customer service.

  •
  Other—Cardholders are charged fees in connection with the activation of the Company's GPR cards and the gift cards at retailers.

        Revenue resulting from the service fees charged to cardholders described above is recognized when the fees are charged because the earnings process is substantially complete, except for revenue resulting from the initial activation of the Company's cards and annual subscription fees. Revenue resulting from the initial activation of cards is recognized ratably, net of commissions paid to distributors, over the average account life, which is approximately one year for GPR cards and three months for gift cards. Revenue resulting from annual subscription fees is recognized ratably over the annual period to which the fees relate.

        Revenues also include fees charged to retail distributors in connection with the reload of the Company's GPR cards. Revenue resulting from the reload of GPR cards is recognized when the fee is charged.

        Revenues also include fees charged in connection with program management and processing services the Company provides for private-label programs, as well as fees charged to one of the Company's issuing banks based on interest earned on cardholder funds. Under the Company's current arrangement with such issuing bank, the Company would only be entitled to receive interest on cardholder funds if market interest rates rose significantly above certain specified levels. Revenue resulting from these fees is recognized when the Company has fulfilled its obligations under the underlying service agreements.

        The Company earns interchange revenues from a portion of the interchange fees remitted by merchants when cardholders make purchase transactions using the Company's prepaid debit cards. Interchange fees are fixed by the card associations and network organizations. Interchange revenues are recognized net of sponsorship, licensing and processing fees charged by the card associations and network organizations for services they provide in processing purchase transactions routed through their networks. Interchange revenue is recognized during the period that the purchase transactions occur. Also included in interchange revenue are fees earned from branding agreements with cardholder associations and network organizations.

        DIRECT OPERATING COSTS—Direct operating costs consist of internal and external customer service costs, commissions paid to third-party distributors based on transaction volumes, ATM processing fees, card supply costs, fraud and other losses related to the Company's card programs, customer verification costs and fees paid to the card issuing banks.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        SALARIES, BENEFITS AND OTHER PERSONNEL COSTS—Salaries, benefits and other personnel costs primarily consist of expenses related to non-customer service employee wages, bonuses, equity-based compensation and benefits, including 401(k) match and employee health insurance. Salaries, benefits and other personnel costs related to customer service employees are included in direct operating costs in the Consolidated Statements of Operations.

        ADVERTISING COSTS—The Company expenses advertising costs as they are incurred except for direct-response advertising, which is capitalized and amortized over its expected period of future benefit. Direct-response advertising consists of web based advertising costs paid for new funded customer accounts. These capitalized costs are amortized over the average account life, which is approximately one year.

        As of December 31, 2009 and 2010, $1.0 million and $0.1 million, respectively, of capitalized direct response advertising costs were included in other current assets on the Consolidated Balance Sheets.

        SIGNIFICANT CONCENTRATIONS—Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. A significant portion of the Company's cash is deposited in cash at large depository institutions. Deposits of cash and cash equivalents exceed federally insured limits; however, the Company has not experienced any losses on its deposits. Accounts receivable at December 31, 2009 and 2010 are primarily receivables due from cardholders for service and card activation fees and for interchange revenues due from card associations related to merchant point of sale transactions.

        Cardholder funds and deposits related to the Company's products are held in trust at FDIC insured issuing banks for the benefit of the cardholders. The Company has several issuing banks; however, MetaBank holds a majority of cardholder funds. The failure of any of these issuing banks could have a material adverse effect on the Company's business.

        Interchange represented approximately 17.0%, 19.2% and 21.6% of the Company's revenues during the years ended December 31, 2008, 2009 and 2010, respectively. The amounts of these interchange fees are currently fixed by the card associations and network organizations in their sole discretion.

        The Company derived approximately one third of its revenues during the years ended December 31, 2008, 2009 and 2010, respectively, from GPR cards sold through one of its third-party distributors, ACE Cash Express, Inc. ("ACE"). The Company's current distribution agreement with ACE is effective through March of 2016.

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

        New accounting pronouncements or changes in existing accounting pronouncements may have a significant effect on the results of operations, the financial condition, or the net worth of the Company's business operations.

        In January 2010, the FASB issued guidance on fair value measurements and disclosures to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted these provisions effective January 1, 2010, and they did not have a material impact on the Company's disclosures.

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

NOTE 4: PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following as of December 31, 2009 and 2010:

	December 31,
	2009	2010
	(in thousands of dollars)
Computer and office equipment	$14,033	$13,983
Computer software	16,583	26,568
Furniture and fixtures	1,317	1,368
Leasehold improvements	1,609	1,625
Construction in progress	9,387	2,579

	42,929	46,123
Less: accumulated depreciation	(18,488)	(25,116)

	$24,441	$21,007

        During 2009, the Company entered into a capital lease arrangement with a software provider for perpetual database licenses. The capital lease arrangement resulted in the recording of $3.4 million in capitalized computer software, which is included in property and equipment on the Company's Consolidated Balance Sheets.

        Depreciation expense, which includes amortization of the capital lease, for the years ended December 31, 2008, 2009 and 2010 was approximately $5.7 million, $6.8 million and $9.5 million, respectively.

        During the years ended December 31, 2008, 2009 and 2010, the Company capitalized interest costs of $0.1 million, $0.2 million and $0.1 million, respectively, related to developed software.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 5: GOODWILL

        In 2004, the Company recorded its initial $52.1 million goodwill balance through a recapitalization transaction pursuant to which NetSpend Holdings, as a newly formed holding company incorporated in Delaware, acquired all of the capital stock of NetSpend Corporation. In 2008, the Company recorded additional goodwill of $99.5 million as a result of acquisitions of Skylight Financial, Inc. ("Skylight"), a company in the prepaid card industry that is focused on the market for direct deposit payroll accounts, and Procesa International, LLC ("Procesa"), a service provider for direct, cross-border, and cell phone top-up payment services for Latin America.

        Goodwill is tested for impairment annually or if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The determination of fair value used in the impairment evaluation is based on a combination of comparative market multiples and discounted cash flow analyses.

        In 2008, the Company determined that the carrying value of the Paycard reporting unit exceeded its fair value based on a combination of comparative market multiples and discounted cash flow analyses, indicating that goodwill was potentially impaired. As a result, the Company initiated the second step of the goodwill impairment test, which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all assets and liabilities of the reporting unit other than goodwill, and comparing it to the carrying amount of goodwill. The Company determined that the implied fair value of goodwill related to the Paycard reporting unit was less than its carrying value by approximately $23.0 million, which was recorded as a goodwill impairment charge in 2008. The impairment was caused by declining market conditions and the adverse business environment in which the Paycard reporting unit was operating.

        In 2009 and 2010, the Company performed its goodwill impairment evaluations and determined that the fair value of its goodwill exceeded the carrying value. No impairment charges were recorded in the years ended December 31, 2009 or 2010.

NOTE 6: INTANGIBLE ASSETS

        Intangible assets consisted of the following at December 31, 2009:

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands of dollars)
Distributor and partner relationships	$26,426	$(9,551)	$16,875
Developed technology	7,261	(5,916)	1,345
Other	168	(22)	146

Amortized intangible assets	$33,855	$(15,489)	$18,366
Unamortized intangible assets:
Tradenames	10,615	—	10,615

Total intangible assets	$44,470	$(15,489)	$28,981

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 6: INTANGIBLE ASSETS (Continued)

        Intangible assets consisted of the following at December 31, 2010:

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands of dollars)
Distributor and partner relationships	$26,426	$(12,449)	$13,977
Developed technology	7,261	(6,251)	1,010
Other	172	(35)	137

Amortized intangible assets	$33,859	$(18,735)	$15,124
Unamortized intangible assets:
Tradenames	10,615	—	10,615

Total intangible assets	$44,474	$(18,735)	$25,739

        As part of the Company's acquisition of Skylight in 2008, the Company acquired the "Skylight" trade name. Based on the reputation of the Skylight tradename and the anticipated future benefits and cash flows the tradename is expected to contribute, the Company accounts for the tradename as an indefinite lived intangible asset.

        As part of the Company's annual impairment test, the Company considers whether factors have changed and whether the tradename should be subject to amortization. In 2008, the Company incurred an impairment charge of approximately $3.3 million reflecting the impairment of the Skylight tradename as the carrying amount of the tradename exceeded its fair value. The impairment was due to declining market conditions and the adverse business environment in which the Paycard reporting unit was operating. As of December 31, 2010, the Skylight tradename continues to have an indefinite life as the Company continues to use the Skylight tradename on certain of its products.

        In 2009 and 2010 the Company performed its intangible asset impairment evaluations and determined that the fair value of the intangible assets exceeded their carrying values. No impairment charges were recorded in the years ended December 31, 2009 or 2010.

        Amortization expense for the years ended December 31, 2008, 2009 and 2010 was $3.2 million, $3.5 million, and $3.2 million, respectively. At December 31, 2010, estimated amortization expense for the next five years and thereafter is as follows:

(in thousands of dollars)
2011	$3,524
2012	2,272
2013	1,714
2014	1,714
2015	1,684
Thereafter	4,216

$15,124

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 7: INVESTMENTS

        During the year ended December 31, 2010, the Company purchased 150,000 shares of the common stock of Meta Financial Group, the holding Company of MetaBank, one of the Company's issuing banks, for the purchase price of $3.2 million. The investment in Meta is an available-for-sale security and is included in the Consolidated Balance Sheets as a long-term investment. As of December 31, 2010, the Company's long-term investment is stated at fair value using its quoted price on the NASDAQ stock market. As of December 31, 2010, the fair value of the Company's investment in Meta was $2.1 million, which is $1.1 million, or 35.6%, below the initial purchase price. The fair value of the investment declined significantly below its initial purchase price in October 2010 when Meta publicly disclosed a supervisory directive issued by the Office of Thrift Supervision ("OTS"), which required MetaBank to discontinue offering certain of its products, including its iAdvance product and requiring MetaBank to obtain prior written approval to, among other things, enter into any new third party agreements concerning any credit or deposit (including prepaid access), or materially amend any such existing agreements or publicly announce any new third party relationship agreements or material amendments to existing agreements.

        The OTS has not issued its final report or orders to MetaBank and the Meta stock price continues to improve from a low price point after the supervisory directive. As the full extent of the impact of the OTS final report on Metabank's earnings and subsequent market response is currently unknown, the Company has not assessed that the decline in MetaBank's share price is other-than-temporary. The Company has recorded the related unrealized losses in accumulated other comprehensive losses in the Consolidated Balance Sheets and will continue to assess the investment's impairment on a quarterly basis to determine whether any changes in facts or circumstances indicate that the impairment is other-than-temporary in nature. If the Company determines that the impairment is no longer temporary, the Company will realize the current unrealized losses in its Consolidated Statement of Operations.

NOTE 8: ACCRUED EXPENSES

        Accrued expenses at December 31, 2009 and 2010 consisted of the following:

	December 31,
	2009	2010
	(in thousands of dollars)
Commissions payable to distributors	$4,972	$4,986
Accrued wages and related personnel expenses	5,819	8,541
Other accrued liabilities	10,740	11,540

	$21,531	$25,067

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 9: DEBT

        The Company's outstanding borrowings at December 31, 2009 and 2010 consisted of the following:

	December 31,
	2009	2010
	(in thousands of dollars)
Term loan	$61,875	$—
Revolving credit facility	9,000	58,500
Capital lease	2,617	1,354

Total long-term debt	73,492	59,854
Less:
Current portion of term loan	11,250	—
Current portion of credit facility	9,000	—
Current portion of capital lease	1,263	1,354

Long-term debt, current portion	21,513	1,354

Long-term debt, net of current portion	$51,979	$58,500

        In connection with its acquisition of Skylight in 2008, the Company entered into a credit facility with a syndicate of banks with JP Morgan as administrative agent (the "prior credit facility"). The prior credit facility provided financing of $105.0 million, consisting of a $75.0 million term loan and a $30.0 million revolving credit facility, which included a $2.0 million swingline facility and commitments for up to $2.5 million in letters of credit. The term loan was repayable in quarterly installments with a maturity date of June 2013, and the revolving credit facility had a maturity date of July 2013. Loans under the prior credit facility bore interest at the greater of 6.0% per annum or at a market rate based on either the alternate base rate or LIBOR, plus a spread. The proceeds from the prior credit facility were primarily utilized by the Company to fund the purchase price and closing costs of the Skylight acquisition, including retiring $40.4 million of existing Skylight debt.

        In September 2010, the Company entered into a new credit facility with a syndicate of banks with Sun Trust Bank as administrative agent (the "new credit facility"). The new credit facility provides a $135.0 million revolving credit facility with an accordion feature that allows the Company to request increases to the revolving credit facility up to $50.0 million. The initial borrowings under the new credit facility of $58.5 million were used to repay in full the $56.3 million of outstanding indebtedness under the prior credit facility, $0.7 million of accrued interest, and $1.5 million of debt issuance costs associated with the new credit facility, which are being amortized over the 5-year term of the new credit facility. In 2010, the Company recorded a $0.7 million loss on the early extinguishment of the prior credit facility related to the write-off of remaining capitalized debt issuance costs associated with the prior credit facility.

        As of December 31, 2010, the aggregate amount of principal maturities under the Company's revolving credit facility is $58.5 million, which is due and payable in 2015.

        Future proceeds drawn under the new credit facility may be used for ongoing working capital, capital expenditures, acquisitions and other general corporate purposes. The new credit facility has a maturity date of September 2015, and provides for and includes a $5.0 million swingline facility and

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 9: DEBT (Continued)

$15.0 million letter of credit facility. At the Company's option, the Company may prepay any borrowings in whole or in part, without any prepayment penalty or premium.

        The outstanding borrowings under the new credit facility bear interest, at the Company's election, as either base rate or Eurodollar loans. Base rate loans bear annual interest at the base rate (the greater of the federal funds rate plus 0.50%, the prime rate, or one-month LIBOR plus 1.00%) plus a spread of 1.50% to 2.25% based on the Company's leverage ratio. Eurodollar loans bear interest at the adjusted LIBOR for the interest period in effect for such borrowings plus a spread of 2.50% to 3.25% based on the Company's leverage ratio. The Company's interest rate on Eurodollar loans, which comprised all of the Company's outstanding borrowings as of December 31, 2010 was 2.8%.

        The new credit facility contains certain financial and non-financial covenants and requirements, including a leverage ratio, fixed charge ratio and certain restrictions on the Company's ability to make investments, pay dividends or sell assets. It also provides for customary events of default as defined in the agreement, including failure to pay any principal or interest when due, failure to comply with covenants, and default in the event of a change in control. The Company was in compliance with these covenants as of December 31, 2010.

        Under the new credit facility, letters of credit may be issued for a period of up to one year and will have an expiration date of one year or ten business days prior to the new credit facility's maturity date of September 2015, and may contain provisions for automatic renewal, subject to certain conditions. Letters of credit bear interest as Eurodollar loans. As of December 31, 2010, the Company was not utilizing any of its available letters of credit.

        The Company pays a participation fee with respect to any participation in letters of credit, which accrues at the applicable rate on the average daily amount of such lender's letter of credit exposure from the effective date to the date on which such lender ceases to have any letter of credit and exposure. The Company also pays the lending bank a fronting fee, which accrues at the rate of 0.25% per annum on the average daily amount of the letter of credit exposure from the effective date to the date on which there ceases to be any letter of credit exposure, as well as the issuing bank's standard fees. Participation fees and fronting fees are payable in arrears on the last day of each calendar quarter for such calendar quarter. During the year ended December 31, 2010, the Company did not pay any participation or fronting fees.

        The terms of the new credit facility require the Company to pay a commitment fee to the administrative agent for the account of each lender, which accrues at a rate per annum equal to 0.45% to 0.50%, based on the Company's leverage ratio, on the average daily unused amount of each commitment of such lender, and is payable in arrears on the last day of each calendar quarter for such calendar quarter. During the year ended December 31, 2010, the Company paid $0.1 million in commitment fees.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 9: DEBT (Continued)

        The following table presents the availability under the $135.0 million revolving credit facility as of December 31, 2010:

(in thousands of dollars)
Total available revolving credit facility	$135,000
Less: outstanding revolving credit loans	(58,500)
Less: outstanding swingline loans	—
Less: outstanding letters of credit	—

Remaining availability under the revolving credit facility	$76,500

        In addition to balances under the new credit facility, as of December 31, 2010, the Company's debt includes a capital lease entered into in 2009 for the purchase of software. During the years ended December 31, 2009 and 2010, the Company made payments of $0.8 million and $1.4 million towards the capital lease, which included interest payments at an effective interest rate of 6.0%. The aggregate amount of required payments remaining under the capital lease as of December 31, 2010 is $1.4 million, all of which is due in 2011.

NOTE 10: FAIR VALUE OF ASSETS AND LIABILITIES

        Fair value is defined in U.S. GAAP as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value for applicable assets and liabilities, the Company considers the principal or most advantageous market in which it would transact and considers assumptions market participants would use when pricing the asset or liability, such as inherent risk, transfer restriction, and risk of nonperformance.

        The Company's financial instruments include cash, cash equivalents, accounts receivable, long-term investments, accounts payable and borrowings under the revolving credit facility. As of December 31, 2009 and 2010, the fair values of cash, cash equivalents, accounts receivable and accounts payable approximated the carrying values presented in the Company's Consolidated Balance Sheets because of the short-term nature of these instruments.

        As of December 31, 2010, the assets measured at fair value on a recurring basis consisted of a long-term investment of $2.1 million, which was recorded at its fair value based its quoted price on the NASDAQ stock market.

        As of December 31, 2009, the outstanding borrowings under the Company's prior credit facility were term loan borrowings that bore annual interest at the greater of 6.0% or an adjusted market rate (see Note 9). As of December 31, 2009, the estimated fair value of the Company's outstanding term loan borrowings approximated the carrying value presented in its Consolidated Balance Sheets based on discounting the expected future cash flows using current market rates as of December 31, 2009.

        During the year ended December 31, 2010, the Company extinguished its prior credit facility, repaid all its outstanding term loan borrowings and entered into a new credit facility. As of December 31, 2010, borrowings under the Company's new credit facility were variable interest rate borrowings bearing annual interest at an adjusted market rate (see Note 9). As of December 31, 2010, the fair value of borrowings under the new credit facility approximated the carrying value based on prevailing market rates for borrowings with similar ratings and maturities.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 11: STOCKHOLDERS' EQUITY

Common and Preferred Stock

        Prior to the initial public offering in 2010, the Company's certificate of incorporation authorized the Company to issue 150,000,000 shares of class A common stock, par value $0.001 per share, 15,000,000 shares of class B common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share. Each share of class B common stock was convertible into one share of class A common stock as set forth in the Company's certificate of incorporation.

        On October 22, 2010, the Company completed an initial public offering of 18,536,043 shares of common stock at an initial public offering of $11.00 per share, of which 2,272,727 shares were sold by the Company and 16,263,316 shares were sold by existing stockholders. The Company generated net proceeds of approximately $20.9 million after deducting underwriting discounts and commissions and $2.4 million in total expenses incurred in connection with the offering. Effective with the completion of the initial public offering, certain selling stockholders exercised warrants to purchase 696,270 shares of class A common stock with a weighted-average exercise price of $1.69 per share and vested options to purchase 890,594 shares of class A common stock with a weighted-average exercise price of $2.96 per share in order to sell the underlying shares of class A common stock in the offering. In addition, certain employees exercised fully vested options to purchase 890,594 shares of the Company's common stock. The option exercise was transacted through the transfer agent associated with the initial public offering, with 651,085 net shares issued to the employees. The issued shares were sold by the employees in connection with the closing of the initial public offering.

        Upon the completion of the initial public offering in 2010, the Company's certificate of incorporation was amended and restated to reflect the reclassification of the Company's class A common stock into common stock and to increase the total number of authorized shares of common stock from 150,000,000 to 225,000,000 and to provide that all shares of the Company's class B common stock would automatically convert into shares of common stock on a one-for-one basis upon certain events. Immediately following completion of the Company's initial public offering in October 2010, Skylight Holdings I, LLC transferred all of the shares of the Company's class B common stock held by Skylight Holdings to its members. As a result of the transfer, Skylight Holdings I, LLC, JLL Partners Fund IV, L.P., JLL Partners Fund V, L.P. and their affiliates ceased to own or control 25% or more of the Company's voting securities and, pursuant to the terms of the Company's amended and restated certificate of incorporation, all shares of the Company's class B common stock automatically converted into shares of common stock on a one-for-one basis.

        As of December 31, 2009 and 2010, there were no shares of preferred stock issued or outstanding.

Acquisition-related Stock Transactions

        As part of the purchase consideration related to the Company's acquisition of Skylight in 2008, the Company issued 16,906,100 shares of common stock (formerly "class A common stock") and 10,043,137 shares of class B common stock at the then-current fair market value of $3.47 per share. Also in connection with the acquisition, all previously outstanding shares of class B common stock, totaling 6,110,000 shares, were automatically converted into shares of common stock, and the Company's board of directors declared a cash dividend immediately prior to the acquisition, totaling $30.0 million. The

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 11: STOCKHOLDERS' EQUITY (Continued)

Company paid $25.0 million of the $30.0 million dividend in 2008, and paid the remaining $5.0 million in 2009.

        Prior to the Company's acquisition of Skylight, the Company was authorized to issue convertible preferred stock. The preferred stock had an aggregate liquidation preference of $1.24189 per share, conversion rights, voting rights, and dividend participation rights on an as-if-converted basis for dividends declared by the board of directors on common stock. In connection with the Skylight acquisition, all outstanding shares of series A preferred stock were converted into 44,807,723 shares of common stock.

        In connection with the Company's acquisition of Procesa in December 2008 the Company issued 86,455 shares of common stock at the then-current fair market value of $3.47 per share.

Treasury Stock Transactions

        Treasury stock is accounted for under the cost method and is included as a component of stockholders' equity.

        In 2008, the Company's then Chief Executive Officer separated from the Company. As a part of his separation agreement, the Company repurchased 900,000 shares of his common stock (formerly "class A common stock") for approximately $3.2 million.

        In 2009, the Company reached agreements with defendants named in the MPower litigation, settling all disputes and claims between the Company and the defendants (see Note 16). In connection with the settlement, the Company assumed 570,000 shares of its outstanding common stock (formerly "class A common stock") held by the defendants. The settlement transactions resulted in the Company's non-cash acquisition of 400,000 shares of treasury stock, which is recorded as a litigation settlement gain of $1.2 million on the Company's Consolidated Statement of Operations, and a $0.2 million cash purchase of 170,000 shares of treasury stock.

        In 2010, the Company repurchased 1,500,000 shares of its common stock (formerly "class A common stock") for $5.7 million.

Dividend Equivalents

        Certain employee stock options contain rights to dividend equivalents. The Company did not pay any dividend equivalents during the year ended December 31, 2008. In each of the years ended December 31, 2009 and 2010, the Company paid $0.2 million in cash dividend equivalents related to certain of its employee stock options. The dividend equivalents were paid when the underlying options vested.

Dividends

        In 2008, the Company declared a $30.0 million dividend. The Company paid $25.0 million of the $30.0 million dividend in 2008 and paid the remaining $5.0 million in March 2009. The Company did not declare or pay any dividends during the year ended December 31, 2010.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 11: STOCKHOLDERS' EQUITY (Continued)

Warrants

        In 2008, the Company issued 22,346 warrants to purchase shares of common stock to a former executive based on a separation agreement at an exercise price of $1.70 per share and issued 20,000 warrants to purchase shares of common stock to one of its distribution partners at an exercise price of $1.50 per share. During the year ended December 31, 2008, 23,846 warrants were exercised resulting in additional paid-in capital of less than $0.1 million.

        In 2009, the Company issued 20,000 warrants to purchase shares of common stock to one of its distribution partners at an exercise price of $1.50 per share. No warrants were exercised in 2009.

        In 2010, the Company did not issue any warrants to purchase shares of common stock. Prior to October 2010, 15,382 warrants were exercised, resulting in additional paid-in capital of less than $0.1 million. In conjunction with the Company's initial public offering in October 2010, 696,270 warrants were exercised, of which 102,065 were retained by the Company as consideration for the exercise price, resulting in net shares issued in connection with warrant exercises of 594,205. As such, the exercise of warrants during the year ended December 31, 2010 resulted in additional paid-in capital to the Company of less than $0.1 million.

        A summary of warrant activity for the twelve months ended December 31, 2008, 2009 and 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Warrants outstanding December 31, 2007	688,183	$1.69	6.3
Granted	42,346	1.61
Exercised	(23,846)	1.53

Warrants outstanding December 31, 2008	706,683	$1.69	5.2
Granted	20,000	1.50
Exercised	—	—

Warrants outstanding December 31, 2009	726,683	$1.69	4.3
Granted	—	—
Cancelled	(15,031)	1.69
Exercised	(711,652)	1.69

Warrants outstanding December 31, 2010	—	$—	—

Exercisable and outstanding December 31, 2010	—	$—	—

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 11: STOCKHOLDERS' EQUITY (Continued)

        The fair values of warrants issued during the years ended December 31, 2008 and 2009 were valued at the grant date using the Black-Scholes option pricing model using the following average assumptions for the years ended December 31, 2008 and 2009.

	2008	2009
Expected volatility	40%	60%
Expected dividend yield	—	—
Expected term	3.5 to 5 years	5 years
Risk free rate	2.1% to 2.3%	1.7%
Weighted average fair value per warrant at issuance date	$1.81	$1.80

NOTE 12: SHARE BASED PAYMENT

Stock Incentive Plans

        As of December 31, 2010, the Company has one stock-based compensation plan, the Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan (the "2004 Plan"), which amended and replaced the Company's 2004 Stock Option Plan in October 2010. As of December 31, 2010, the Company had reserved 22,459,980 shares of its common stock for issuance under the 2004 Plan, and the number of shares reserved for issuance will increase annually by a number of shares equal to the lesser of (1) 3% of the total outstanding shares of the Company's capital stock as of immediately prior to the increase, (2) 3,000,000 or (3) such lesser amount as determined by the Company's board of directors.

        The 2004 Plan provides for the grant of stock options and other stock-based awards to key employees, directors, and consultants, including executive officers. Under the 2004 Plan, the Company is authorized to issue standard, event-based and performance-based options, restricted stock awards and other awards.

        Standard options issued to employees vest over a four-year period and options issued to members of the board of directors vest over a three-year period. The Company expenses the grant-date fair value of standard options, net of estimated forfeitures, over the vesting period on a straight-line basis. During the years ended December 31, 2008, 2009 and 2010, the Company issued 4.1 million, 1.2 million and 2.4 million standard options, respectively.

        Event-based options vest upon the earlier of (1) a change in control of the Company or (2) the second anniversary of the closing of an initial public offering. During the year ended December 31, 2010, the Company issued 0.9 million event-based options to employees. The Company did not issue any event-based options during the years ended December 31, 2008 or 2009.

        Performance-based options to purchase common stock carry service, market and performance conditions different from the Company's other stock option agreements. The terms of the performance-based options specify that the options vest at the earlier of: (1) the Company's achievement of a performance condition and the option holder's continued employment with the Company over a four-year period, or (2) the option holder's continued employment with the Company over a six-year period. During the years ended December 31, 2008 and 2009, the Company issued 5.4 million and

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 12: SHARE BASED PAYMENT (Continued)

0.1 million performance-based options, respectively. The Company did not issue any performance-based options in 2010.

        During the year ended December 31, 2010, the Board modified the performance condition of certain performance-based options. Prior to the modification, the performance condition for employee option holders was the Company's achievement of a pre-determined equity value hurdle in an initial public offering or change of control. The performance condition for all performance-based employee options, with the exception of those held by the Company's Chief Executive Officer, was modified to be the earlier of (1) the Company's achievement of a determined equity value hurdle in or subsequent to an initial public offering, (2) a change in control prior to December 31, 2011, or (3) the Company's achievement of a pre-determined earnings target. During the year ended December 31, 2010, the Company recorded additional compensation expense of approximately $0.2 million related to this modification.

        Also in 2010, the Board modified the terms of certain options held by a former member of the Company's board of directors to allow the former board member's options to continue vesting subsequent to the termination of the option holder's board membership. The modification was approved by the board of directors in exchange for consulting services. The services were deemed non-substantive and additional compensation expense of approximately $0.2 million was recognized during the year ended December 31, 2010. In addition, restricted stock awards held by former executives and employees of the Company were accelerated in accordance with their employment agreements. The Company recorded additional compensation expense of $0.5 million related to this acceleration.

        The fair value of the stock options issued under the employee stock incentive plan during the years ended December 31, 2008, 2009 and 2010 was $15.6 million, $4.6 million and $10.7 million, respectively.

Accelerated Vesting Upon Initial Public Offering

        Upon completion of the Company's initial public offering, the vesting of certain outstanding options and shares of restricted stock accelerated according to the terms of the underlying agreements.

        Certain restricted shares accelerated to vest on the date six months following the completion of the initial public offering, as opposed to on the date three years from the initial grant date. In connection with the acceleration, the Company will recognize the unamortized restricted stock expense on a straight-line basis over the 0.5 year future service period.

        All event-based options were triggered to vest on the date two years after the completion of the initial public offering. Prior to the completion of the initial public offering, the Company had not recognized any expense related to event-based options because the vesting was contingent upon future events that were not deemed probable prior to the initial public offering. The Company will recognize the unamortized event-based option expense on a straight-line basis over the 2.0 year service period.

        In connection with the initial public offering, the remaining service period associated with the CEO's standard options was shortened by one year as stipulated under the original option agreement. The Company will recognize the unamortized stock option expense on a straight-line basis over the remaining 0.3 year service period.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 12: SHARE BASED PAYMENT (Continued)

        The remaining service period associated with a portion of CEO's performance-based options was shortened based on the Company's achievement of performance targets related to the Company's equity valuation. As a result of the initial public offering, certain performance based attributes were triggered in addition to the time based vesting conditions embedded in these awards. The Company accelerated recognition of the unamortized stock option expense over the remaining estimated explicit service period.

        During the year ended December 31, 2010, the Company recognized additional compensation expense of approximately $0.9 million related to accelerated vesting associated with its initial public offering, of which $0.7 million related to the accelerated vesting of options and $0.2 million related to the accelerated vesting of restricted stock.

        The following table presents a summary of stock option activity for the year ended December 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2009	9,716,961	$3.26
Granted	3,244,574	5.22
Exercised	(1,239,724)	2.81
Expired	(86,278)	1.48
Forfeited	(599,927)	3.54

Outstanding December 31, 2010	11,035,606	$3.88	7.8 years	$98,705,957

Vested and expected to vest at December 31, 2010	10,116,746	$3.86	7.2 years	$90,622,200
Exercisable at December 31, 2010	2,705,097	$3.02	7.0 years	$52,414,740

        The aggregate intrinsic value in the table above represents the total pre-tax value, which is calculated as the difference between the Company's stock price on December 31, 2010 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on the fair value of the Company's stock. The intrinsic value of options exercised during 2008, 2009 and 2010 was $2.3 million, $0.1 million and $9.2 million, respectively.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 12: SHARE BASED PAYMENT (Continued)

        Options with the following characteristics were outstanding as of December 31, 2010:

Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25 - $ 3.47	2,895,108	7.3	$3.00	1,150,983	$2.31
3.53	5,038,524	7.2	3.53	1,551,062	3.53
3.78	2,480,100	9.3	3.78	—	—
11.00	571,874	9.8	11.00	3,052	11.00
14.70	50,000	9.9	14.70	—	—

	11,035,606	7.8	$3.88	2,705,097	$3.02

Assumptions for Estimating Fair Value of Stock Option Grants

        Through December 31, 2007, the Company used the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. Beginning in January 2008 and going forward, the Company used the Binomial Lattice model for determining the estimated fair value for stock option awards as the Company has determined the model best reflects the characteristics of the employee share options in estimating fair value, particularly in light of the complexity of the performance awards issued in 2008 and 2009. The Binomial Lattice model requires analysis of actual exercise behavior data and a number of assumptions including expected volatility, risk-free interest rate, expected dividends, option cancellations, and forfeitures.

        The following table summarizes the assumptions used to value options issued for the years ended December 31, 2008, 2009 and 2010:

	2008	2009	2010
Expected volatility	44.5% - 48.8%	59.8%	51.2% - 58.4%
Expected dividend yield	—	—	—
Expected term	6.0 - 9.3 years	7.7 - 9.4 years	6.0 - 8.5 years
Risk free rate	2.6% - 4.0%	3.3%	2.6% - 3.8%
Weighted average fair value of options at grant date	$1.64	$2.13	$3.30

        The volatility assumption is based on the historical volatilities of comparable public companies. The dividend yield assumption is based on the Company's expectation of future dividend payouts. The expected term of employee stock options represents the weighted average period that the stock options are expected to remain outstanding. The Company derived the expected term assumption based on its historical experience, while giving consideration to options that have lives less than the contractual terms and vesting schedules in accordance with guidance set by the FASB. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company's employee stock options.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 12: SHARE BASED PAYMENT (Continued)

Restricted Stock

        During the year ended December 31, 2008 the Company issued 0.5 million shares of restricted stock in connection with the Skylight acquisition. The fair value of these shares was not included in the Skylight purchase price, and is being recognized as compensation expense on a straight-line basis as the forfeiture restrictions lapse over three to five year time periods.

        The Company did not issue any restricted stock during the year ended December 31, 2009.

        During the year ended December 31, 2010, the Company issued 0.7 million shares of restricted stock to its employees that vest annually over three or four year periods. Upon completion of the Company's initial public offering, the vesting of 0.3 million restricted shares accelerated to vest on the date six months following the completion of the initial public offering.

        Activity related to the Company's restricted stock awards during the year ended December 31, 2010 is as follows:

	Shares of Unvested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2009	262,073	$3.47
Granted	674,043	5.76
Vested	(215,050)	3.47
Forfeited	(30,703)	3.62

Balance at December 31, 2010	690,363	$5.70

Stock-Based Compensation Expense

        During the years ended December 31, 2008, 2009 and 2010, the Company recorded total stock-based compensation expense of $2.5 million, $4.5 million and $7.3 million, respectively.

        At December 31, 2010, the Company's outstanding options had a weighted average remaining contractual term of 7.8 years. As of December 31, 2010, unrecognized compensation cost related to stock options amounted to $13.7 million and is expected to be recognized over a weighted average period of 1.8 years. At December 31, 2010, unrecognized stock-based compensation cost related to restricted stock amounted to $2.6 million and is expected to be recognized over a weighted average period of 2.2 years. The amount of unrecognized stock-based compensation will be affected by any future stock option or restricted stock grants.

        The Company considers the type of awards, employee class and historical experience in estimating the annual forfeiture rate. The following table summarizes the Company's estimated annualized forfeiture rates for the years ended December 31, 2008, 2009 and 2010:

	2008	2009	2010
Executive Officer level	3.0%	8.0%	9.0%
Vice President and Director level	10.0%	10.0%	15.0%
Below Director level	23.6%	12.5%	12.5%

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 13: COMPREHENSIVE INCOME

        The Company's comprehensive income is included as a component of stockholders' equity and is composed of net income and unrealized gains and losses on investments designated as available-for-sale. As of December 31, 2010, the Company had an unrealized loss of $1.1 million, net of tax, related to the difference between the fair value of the long-term investment of $2.1 million on December 31, 2010 and the $3.2 million purchase price.

        The following table presents the calculation of comprehensive income:

	Year Ended December 31,
	2009	2010
	(in thousands of dollars)
Net income	$18,174	$23,748
Unrealized holding loss on investment, net of tax	—	(1,142)

Comprehensive income	$18,174	$22,606

NOTE 14: EARNINGS PER SHARE

        Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the number of weighted average common shares issued and outstanding for the period. The Company calculates basic and diluted earnings (loss) per share using the treasury stock method, the if-converted method and the two-class method, as applicable.

        Upon completion of the Company's initial public offering in October 2010, all shares of class A common stock were reclassified as common stock. In addition, upon completion of the Company's initial public offering all shares of the Company's class B common stock were transferred to members of Skylight Holdings I, LLC, which had the effect of converting all shares of the Company's outstanding class B common stock into shares of common stock on a one-for-one basis. For the year ended December 31, 2010 the as-if converted method has been applied and therefore, the conversion of class B common stock into common stock is reflected as of the beginning of the reporting period.

        Prior to the conversion of convertible series A preferred stock to common stock in 2008, convertible series A preferred stockholders had rights to common stock dividends on an if-converted basis. For purposes of calculating earnings (loss) per share, the preferred shares are considered participating securities. In calculating basic earnings (loss) per share in 2008, earnings available to series A preferred shares are excluded from net income available to common stockholders.

        In 2009, certain employees were issued options with rights to dividend equivalents. The options with dividend equivalent rights are considered participating securities to the extent that the options have vested. In calculating basic earnings (loss) per share using the two-class method, earnings available to participating securities are excluded from net income available to common shareholders.

        Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares issued and outstanding for the period plus amounts representing the dilutive effect of stock options, warrants, restricted stock and the conversion of convertible preferred stock, as applicable. The Company calculates dilutive potential

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 14: EARNINGS PER SHARE (Continued)

common shares using the treasury stock method, which assumes that the Company will use proceeds from the exercise of stock options and warrants to repurchase shares of common stock to hold in its treasury stock reserves.

        The computation of diluted net loss per share for the year ended December 31, 2008 excludes the impact of options outstanding to purchase 10.1 million shares of common stock and warrants outstanding to purchase 0.7 million shares of common stock because of the Company's net loss available to common stockholders. During the years ended December 31, 2009 and 2010, the potential dilutive effect of 9.7 million and 0.6 million stock options, respectively, were excluded from the computation of diluted weighted average shares outstanding because they were antidilutive. These excluded options could potentially dilute earnings per share in the future. The following is a reconciliation of the numerator (net income) and the denominator (weighted average number of common shares) used in the calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2008, 2009 and 2010:

	Years Ended December 31,
	2008		2009		2010
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
	(in thousands of dollars, except share and per share data)
Basic earnings (loss) per share:
Net income (loss)	$(9,680)	$(1,965)	$16,028	$2,146	$23,748	$—
Less: Earnings distributed to participating securities	(19,083)	(3,873)	(188)	(25)	(176)	—
Less: Undistributed earnings distributed to participating securities	—	—	(68)	(10)	(311)	—

Undistributed earnings available to common stockholders	$(28,763)	$(5,838)	$15,772	$2,111	$23,261	$—
Weighted-average shares outstanding used in basic calculation	39,040	7,924	75,543	10,112	85,394	—
Basic earnings (loss) per share	$(0.74)	$(0.74)	$0.21	$0.21	$0.27	$—

Diluted earnings (loss) per share:
Undistributed earnings available to common stockholders	$(28,763)	$(5,838)	$15,772	$2,111	$23,261	$—
Add: Earnings distributed to participating securities	—	—	213	—	176	—
Add: Undistributed earnings allocated to participating securities	—	—	78	—	311	—
Add: Reallocation of undistributed earnings as a result of conversion of class B to common stock	—	—	2,111	—	—	—
Add: Reallocation of undistributed earnings to class B shares	—	—	—	27	—	—

Net income (loss)	$(28,763)	$(5,838)	$18,174	$2,138	$23,748	$—

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 14: EARNINGS PER SHARE (Continued)

	Years Ended December 31,
	2008		2009		2010
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
	(in thousands of dollars, except share and per share data)
Weighted-average shares outstanding used in basic calculation	39,040	7,924	75,543	10,112	85,394	—
Weighted average effect of dilutive securities:
Conversion of class B to common stock outstanding	—	—	10,112	—	—	—
Options	—	—	615	—	3,045	—
Warrants	—	—	370	—	384	—
Restricted stock	—	—	93	93	168	—

Weighted-average shares outstanding used in diluted calculation	39,040	7,924	86,733	10,205	88,991	—
Diluted earnings (loss) per share	$(0.74)	$(0.74)	$0.21	$0.21	$0.27	$—

NOTE 15: INCOME TAXES

        The components of the provision for income taxes are as follows for the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,
	2008	2009	2010
	(in thousands of dollars)
Income tax provision
Current
Federal	$4,624	$9,860	$13,664
State	194	1,040	1,193

Total current	4,818	10,900	14,857

Deferred
Federal	2,516	1,614	(1,852)
State	(27)	(11)	347

Total deferred	2,489	1,603	(1,505)

Total provision	$7,307	$12,503	$13,352

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 15: INCOME TAXES (Continued)

        Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 2009 and 2010 are as follows:

	December 31,
	2009	2010
	(in thousands of dollars)
Deferred tax assets
Current deferred tax assets
Deferred revenue	$727	$1,223
Accrued expenses	2,100	2,522
Prepaid card supply costs	30	161
Net operating loss and tax credit carryforwards	15	10

Total current deferred tax assets	2,872	3,916

Non-current deferred tax assets
Accrued expenses	65	72
Net operating loss and tax credit carryforwards	471	230
Unrealized loss on long-term investment	—	413
Stock compensation	1,091	2,575

Gross non-current deferred tax assets	1,627	3,290
Valuation allowance	—	(413)

Total non-current deferred tax assets	1,627	2,877

Deferred tax liabilities
Non-current deferred tax liabilities
Acquired intangibles	(10,356)	(9,278)
Depreciation and amortization	(1,589)	(3,454)

Total non-current deferred tax liabilities	(11,945)	(12,732)

Net current deferred tax asset	2,872	3,916

Net non-current deferred tax liability	$(10,318)	$(9,855)

        Deferred tax assets at December 31, 2010, were reduced by a valuation allowance relating to the unrealized loss on a long-term investment. Due to the fact that this loss is capital in nature and could only be utilized to offset future capital gains, the Company does not believe that it is more likely than not that the benefit of that asset would be realized in the foreseeable future. The Company will continue to assess the potential realization of this asset and will adjust the valuation allowance in future periods as appropriate.

        Upon the tax-free acquisition of Skylight in 2008, the Company purchased federal net operating losses and credits, which were subject to use limitations under provisions of the Internal Revenue Code.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 15: INCOME TAXES (Continued)

As of December 31, 2010, the Company had approximately $0.3 million of federal net operating losses remaining with limitations on the amount that can be recognized in any annual period.

        The exercise of certain Company stock options results in compensation which is includable in the taxable income of the exercising option holder and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company's common stock subsequent to the date of grant of the exercised stock options. Any option related excess tax benefits (tax deduction greater than cumulative book deduction) are recorded as an increase to additional paid-in capital, while option related tax deficiencies (cumulative book deduction greater than tax deduction) are recorded as a decrease to additional paid-in capital to the extent of the Company's additional paid-in capital option pool, then to income tax provision. During the year ended December 31, 2008, option-related tax deductions resulted in increases to additional paid-in capital of less than $0.1 million. During the year ended December 31, 2009, the shortfall related to the Company's stock-options resulted in a decrease to additional paid-in-capital of $0.2 million. During the year ended December 31, 2010, option-related tax deductions resulted in increases to additional paid-in capital of $1.5 million.

        The Company's provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes for the years ended December 31, 2008, 2009 and 2010 primarily as a result of the following:

	2008	2009	2010
Federal statutory rate	(35.0)%	35.0%	35.0%
State taxes, net of federal benefit	3.9	3.3	3.1
Permanent items	0.7	0.2	(0.1)
Stock compensation	6.9	2.8	(0.8)
Goodwill impairment	185.6	—	—
Other	6.3	(0.6)	(1.2)

Provision for income tax	168.4%	40.7%	36.0%

        For the years ended December 31, 2009 and 2010, the total amount of unrecognized tax benefits was as follows:

	2009	2010
	(in thousands of dollars)
Balance as of beginning of year	$1,892	$195
Tax positions related to current year:
Additions	—	187
Reductions	—	—
Tax positions related to prior years:
Additions	85	19
Reductions	(1,723)	—
Settlements	(59)	—

Balance as of end of year	$195	$401

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 15: INCOME TAXES (Continued)

        Included in the balance of unrecognized tax benefits at December 31, 2009 and 2010 are approximately $0.1 million and $0.3 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2009 and 2010 are $0.1 million and $0.1 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

        The Company's policy is to classify interest and penalties associated with these uncertain tax positions as a component of income tax expense. The Company had accrued penalties and interest of approximately $0.1 million during each of the years ended December 31, 2008 and 2009 and approximately $0.1 million during the year ended December 31, 2010.

        The Company is subject to taxation in the U.S. and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state examinations for tax years before 2005.

NOTE 16: COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company has commitments under operating lease agreements, principally a commitment for office space which extends through November 2011. Where a lease contains an escalation clause or a concession such as a rent holiday, rent expense is recognized using the straight-line method over the term of the lease. Equipment lease terms generally cover a one-year period and are subject to renewal. Rent expense for the years ending December 31, 2008, 2009 and 2010 was $0.9 million, $1.5 million and $1.4 million, respectively.

        At December 31, 2010, future minimum operating lease commitments under non-cancelable leases are as follows:

(in thousands of dollars)
2011	$1,100
2012	52
2013	8
2014	4
2015	3
Thereafter	—

Total minimum payments	$1,167

Service Agreements

        The Company has agreements with various third-party vendors to provide card issuance services, card processing services, internet data center services, and other consulting services. The remaining term of the agreements range from one to four years in length and require monthly payments.

        During the year ended December 31, 2010, the Company recorded a $0.8 million loss related to a contractual dispute with a vendor and the Company amended its agreement with the vendor pursuant to which the parties agreed to commence winding down the relationship. The $0.8 million loss is

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 16: COMMITMENTS AND CONTINGENCIES (Continued)

included in settlement gains and other losses on the Consolidated Statement of Operations for the year ended December 31, 2010. As of December 31, 2010, $0.4 million was remaining in accrued liabilities on the Consolidated Balance Sheets.

        At December 31, 2010, future minimum commitments under non-cancelable service agreements are as follows:

(in thousands of dollars)
2011	$11,039
2012	9,727
2013	7,296
2014	4,480
2015	1,038
Thereafter	—

Total minimum payments	$33,580

Guarantees

        A significant portion of the Company's business is conducted through retailers that provide load and reload services to cardholders at their retail locations. Members of the Company's distribution and reload network collect cardholders' funds and remit them by electronic transfer directly to the issuing banks for deposit in the cardholder accounts. The Company does not take possession of cardholders' funds at any time during the settlement process. The Company's issuing banks typically receive cardholders' funds no earlier than three business days after they are collected by the retailer. If any retailer fails to remit cardholders' funds to the Company's issuing banks, the Company typically reimburses the issuing banks for such funds. The Company manages the settlement risk associated with this process through a formalized set of credit standards, limiting load volumes for certain retailers, requiring certain retailers to maintain deposits on account, and by typically maintaining a right of offset of cardholders' funds against commissions payable to retailers. The Company has not experienced any significant historical losses associated with settlement failures, and has not recorded a settlement guarantee liability as of December 31, 2009 or 2010. As of December 31, 2009 and 2010, the Company's estimated gross settlement exposure was $11.0 and $13.9 million, respectively.

        Cardholders can incur charges in excess of the funds available in their card accounts, and are liable for the resulting overdrawn account balance. While the Company generally declines authorization attempts for amounts that exceed the available balance in a cardholder's account, the application of card association and network organization rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees, among other things, can result in overdrawn card accounts. The Company also provides, as a courtesy and at its discretion, certain cardholders with a "cushion" which allows them to overdraw their card accounts. In addition, eligible cardholders may enroll in the issuing banks' overdraft protection programs pursuant to which the issuing banks fund transactions up to $1.0 million that exceed the available balance in the cardholders' card accounts. The Company is responsible to the issuing banks for any losses associated with these overdrawn account balances. As of December 31, 2009 and 2010, the Company's reserves

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 16: COMMITMENTS AND CONTINGENCIES (Continued)

intended to cover the risk that it may not recover cardholders' overdrawn account balances were $1.6 million and $4.8 million, respectively. As of December 31, 2009 and 2010, cardholders' overdrawn account balances totaled $4.1 million and $6.9 million, respectively.

Alexsam Litigation

        On October 24, 2007, Alexsam, Inc. filed suit against the Company in the District Court of Travis County, Texas, 419th Judicial District, asserting breach of a license agreement entered into between the Company and Alexsam in 2004 and seeking monetary damages, attorneys' fees, costs and interest. The license agreement was entered into by the parties following Alexsam's assertion and subsequent dismissal without prejudice of a claim of patent infringement filed by Alexsam against us in 2003. The Company has asserted counterclaims against Alexsam for breach of contract. In April 2010, the Company filed a motion for summary judgment, and following a hearing, the court denied the motion without substantive comment. In October 2010, Alexsam filed an amended petition, which added a claim by Alexsam that NetSpend fraudulently induced Alexsam to give up its prior patent infringement claims against NetSpend and enter into the license agreement. In November 2010, the Company removed the case to the United States District Court for the Western District of Texas. On January 7, 2011, the federal court remanded the case back to the Travis County District Court for the 419th Judicial District for further proceedings. The case is not currently set for trial. The Company plans to vigorously contest Alexsam's claims, including Alexsam's newly asserted claims.

MPower Litigation

        In 2008, the Company filed a lawsuit against MPower Ventures, LP, MPower Labs, Inc., Mango Financial, Inc., MPower Ventures Management, LLC, Rogelio Sosa, Bertrand Sosa, Richard Child, and John Mitchell, and subsequently amended the suit to add Futeh Kao and Mattrix Group, L.L.C (collectively, "defendants"). In this lawsuit, the Company alleged breach of fiduciary duties, breach of contractual and common-law duties of confidentiality, breach of contractual non-solicitation, misappropriation of the Company's trade secrets and confidential and proprietary information belonging to the Company, breach of noncompetition agreements, and engagement in a civil conspiracy. Defendant Mitchell asserted counterclaims against the Company alleging breach of contract relating to consulting services and payment of certain dividends, as well as for defamation. Mitchell sought actual and consequential damages and attorneys' fees.

        In 2009, the Company reached agreements with the defendants, settling all disputes and claims between the Company and the defendants. In connection with the settlement, the Company acquired 570,000 shares of its outstanding common stock held by certain of the defendants. The settlement transactions resulted in the Company's non-cash acquisition of 400,000 shares of common stock, which is recorded as a litigation settlement gain of $1.2 million in the Company's Consolidated Statement of Operations, and a $0.6 million cash payment to Richard Child, which included the repurchase of 170,000 shares of common stock for $0.2 million.

Katz Settlement

        In 2008, the Company received a letter from Ronald A. Katz Technology Licensing, L.P. ("RAKTL"), which contained an offer for the Company to acquire a license under the RAKTL

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 16: COMMITMENTS AND CONTINGENCIES (Continued)

portfolio of patents. In July 2010, the Company and RAKTL reached an agreement on the matter. In accordance with the agreement, the Company paid RAKTL a total of $3.5 million in exchange for the Company's release from potential infringement liability related to the Company's possible use of RAKTL patents. As part of the agreement, the Company also acquired a non-exclusive license related to certain pending RAKTL patents. The $3.5 million loss was recorded in settlement gains and other losses on the Consolidated Statement of Operations for the year ended December 31, 2010.

Recoveries

        In 2009, the Company, in conjunction with two of its issuing banks, identified approximately $10.6 million of excess funds related to several years of chargebacks and fee-related recoveries from card associations, much of which the Company had previously written off in its loss reserves. The Company had previously recorded receivables of approximately $1.6 million associated with these items. As a result, the Company recorded a $9.0 million settlement gain in its Consolidated Statement of Operations for the year ended December 31, 2009, the period in which the chargebacks and fee-related recoveries were settled.

Other

        In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. Management believes that the outcomes of such actions or proceedings will not have a material effect on the Company's financial position, results of operations, cash flows or liquidity.

NOTE 17: EMPLOYEE BENEFIT PLAN

        The Company has established a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation, not to exceed a federally specified maximum, on a pre-tax basis. The Company may contribute to the program by matching funds based on a percentage of the employee's contribution, and is also permitted to make a profit-sharing contribution as determined annually at the discretion of the board of directors. For the years ending December 31, 2008, 2009 and 2010, the 401(k) match made by the Company was approximately $0.5 million, $0.7 million and $0.8 million, respectively. No profit-sharing contributions were made during 2008, 2009 or 2010.

        In 2009, the Company established a deferred compensation plan under which certain employees have the option to defer a portion of their compensation. As of December 31, 2009 and 2010, the Company's liability with regard to the deferred compensation plan was less than $0.1 million.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 18: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

ACE

        Prior to the acquisition of Skylight on July 15, 2008, Skylight was owned by JLL Partners Fund IV, LP and JLL Partners Fund V, LP (collectively "the JLL Funds"), which also own approximately 97% of ACE Cash Express, Inc. ("ACE"), the Company's largest distributor. As a result of the Skylight transaction, the JLL Funds became the beneficial owner of more than five percent of the Company's outstanding common stock and class B common stock and the Company entered into an amended and restated independent agency agreement with ACE through March 2016 related to the sale of the Company's gift and GPR cards. The Company incurred expenses from transactions with ACE of $17.1 million, $23.0 million and $31.0 million for the years ended December 31, 2008, 2009 and 2010, respectively. Although revenues generated from cardholders acquired at ACE represent approximately one third of the Company's revenues, the portion of those revenues earned from transactions directly with ACE were $1.6 million, $2.9 million and $4.4 million for the years ended December 31, 2008, 2009 and 2010, respectively. At December 31, 2009 and 2010, $2.0 million and $2.8 million, respectively, was payable to ACE.

Sutherland

        Oak Investment Partners X, LP and Oak X Affiliates Fund LP (collectively "Oak") own in excess of 10% of Sutherland Global Services, Inc. ("Sutherland"), one of the Company's external customer service providers. Oak is a beneficial owner of more than five percent of the Company's outstanding common stock. The Company incurred expenses from transactions with Sutherland of $7.3 million, $5.9 million and $7.4 million, for the years ended December 31, 2008, 2009 and 2010, respectively. At December 31, 2009 and 2010, $1.2 million and $0.6 million, respectively, was payable to Sutherland.

Vesta

        Oak owns in excess of 10% of Vesta Corporation ("Vesta"), one of the Company's vendors. Oak is a beneficial owner of more than five percent of the Company's outstanding common stock. The Company earned revenues from transactions with Vesta of $0.2 million during the year ended December 31, 2010. Additionally, the Company incurred expenses from transactions with Vesta of $0.2 million during the year ended December 31, 2010. The Company earned no revenues and incurred no expenses from transactions with Vesta during the years ended December 31, 2008 and 2009.

Birardi

        During each of the years ended December 31, 2008, 2009 and 2010, the Company incurred expenses of $0.2 million for charges related to the CEO's use of an airplane owned by Birardi Investments, LLC ("Birardi"). Birardi is an airplane leasing company that is partially owned by the CEO.

NOTE 19: SELECTED QUARTERLY RESULTS OF OPERATIONS (unaudited)

        The following tables show unaudited quarterly results of operations for the years ended December 31, 2009 and 2010. Upon completion of the Company's initial public offering in October 2010, all shares of the Company's class B common stock were transferred to members of Skylight

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 19: SELECTED QUARTERLY RESULTS OF OPERATIONS (unaudited) (Continued)

Holdings I, LLC, which resulted in the conversion of all shares of the Company's outstanding class B common stock into shares of common stock on a one-for-one basis. Although the as-if converted method for EPS has been applied for full year EPS presentation, quarterly EPS results have not been re-cast for the conversion of class B common stock to common stock.

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands of dollars, except per share data)
Revenues	$54,738	$54,898	$55,962	$59,402
Direct operating costs	26,594	25,232	25,754	28,992
Other operating expenses	21,959	24,890	23,250	22,743
Settlement (gains) and other losses	(1,068)	(9,161)	—	—

Operating income (loss)	7,253	13,937	6,958	7,667
Net income	$3,568	$7,510	$3,580	$3,516
Basic net income (loss) per share
Common stock	$0.04	$0.09	$0.04	$0.04
Class B common stock	$0.04	$0.09	$0.04	$0.04
Diluted net income (loss) per share
Common stock	$0.04	$0.09	$0.04	$0.04
Class B common stock	$0.04	$0.09	$0.04	$0.04

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
	(in thousands of dollars, except per share data)
Revenues	$69,520	$67,447	$68,208	$70,212
Direct operating costs	32,713	30,304	32,364	35,402
Other operating expenses	23,911	25,204	24,518	25,396
Settlement (gains) and other losses	4,000	300	—	—

Operating income (loss)	8,896	11,639	11,326	9,414
Net income	$4,618	$6,446	$6,380	$6,304
Basic net income (loss) per share:
Common stock	$0.05	$0.08	$0.07	$0.07
Class B common stock	0.05	$0.08	$0.07	$—
Diluted net income (loss) per share:
Common stock	$0.05	$0.08	$0.07	$0.07
Class B common stock	0.05	$0.08	$0.07	—

(1)
In addition to the Company's recurring provisions for negative cardholder account activity, during the fourth quarter of 2010, the Company recorded approximately $1.3 million of additional charges associated with chargebacks and other losses resulting from recoveries that had been incorrectly processed in periods prior to the fourth quarter of 2010. These amounts were accrued within the

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009 and 2010

NOTE 19: SELECTED QUARTERLY RESULTS OF OPERATIONS (unaudited) (Continued)

  cardholders' reserve as of December 31, 2010, and have been reflected in the fourth quarter direct operating costs above.

NOTE 20:  SUBSEQUENT EVENTS

        In January 2011 the Company and The Bancorp Bank Payment Solutions Group, a division of The Bancorp Bank ("Bancorp"), a wholly owned subsidiary of The Bancorp, Inc. announced the signing of a multi-year agreement pursuant to which The Bancorp will serve as a new issuing bank for both new and existing card programs for which the Company serves as program manager and processor. The Company expects to begin issuing general-purpose reloadable prepaid debit cards in collaboration with The Bancorp Bank in April 2011.

        In February 2011, the Company granted 1.4 million options to employees and issued 15,203 shares of restricted stock to members of the board of directors under the 2004 Plan. The options vest in four equal annual installments on each of the four anniversaries of the grant date. The restricted stock vests one year from the anniversary of the grant date.

        In February 2011, the Company appointed Stephen A. Vogel to serve on the board of directors. Mr. Vogel's responsibilities on the board will include participation on the Audit committee and chair of the Nominating & Governance committee. Mr. Vogel was appointed to fill a newly created Class I Director vacancy, bringing the total number of directors on the board to eight.

Financial Statement Schedule

        The following financial statement schedule is filed as a part of this report under Schedule II immediately preceding the signature page: Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2008, 2009 and 2010. All other schedules called for by Form 10-K are omitted because they are not applicable or the required information is shown in the consolidated financial statements, or notes thereto, included herein.

Schedule II

NETSPEND HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands of dollars)

Cardholders' Reserve for the Year Ended December 31,	Balance at Beginning of Period	Additional Charges to Costs and Expenses	Deductions	Balance at End of Period
2008	$1,110	$2,362	$(2,153)	$1,319
2009	$1,319	$4,930	$(4,629)	$1,620
2010	$1,620	$10,254	$(7,085)	$4,789

Exhibit Number	Description of Exhibits
3.1	Form of Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 21, 2010, and incorporated by reference herein)
3.2	Form of Amended and Restated Bylaws (filed as Exhibit 3.2 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 21, 2010, and incorporated by reference herein)
4.1	Specimen common stock certificate (filed as Exhibit 4.1 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 28, 2010, and incorporated by reference herein)
4.2	Form of Registration Rights Agreement (filed as Exhibit 4.2 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 21, 2010, and incorporated by reference herein)
10.1
Credit Agreement, dated as of September 24, 2010, by and among NetSpend Holdings, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent (filed as Exhibit 10.1 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 28, 2010, and incorporated by reference herein)
10.2
Pledge and Security Agreement, dated as of September 24, 2010, by and among NetSpend Holdings, Inc., NetSpend Corporation, Skylight Acquisition I, Inc., Skylight Financial, Inc., NetSpend Payment Services and SunTrust Bank, as Administrative Agent (filed as Exhibit 10.2 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 28, 2010, and incorporated by reference herein)
10.3
Guaranty, dated as of September 24, 2010, by and among NetSpend Corporation, Skylight Acquisition I, Inc., Skylight Financial, Inc., NetSpend Payment Services, Inc. and SunTrust Bank, as Administrative Agent (filed as Exhibit 10.3 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 28, 2010, and incorporated by reference herein)
10.4
Amended and Restated Employment Agreement, dated as of September 20, 2010, by and among Daniel Henry, NetSpend Corporation and NetSpend Holdings, Inc. (filed as Exhibit 10.4 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 21, 2010, and incorporated by reference herein)
10.5
Employment Agreement, dated as of April 21, 2010, by and between George W. Gresham and NetSpend Corporation (filed as Exhibit 10.5 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.6
Amended and Restated Employment Agreement, dated as of June 1, 2010, by and between Tom Cregan and NetSpend Corporation (filed as Exhibit 10.6 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 17, 2010, and incorporated by reference herein)
10.7
Employment Agreement, dated as of January 4, 2010, by and between James DeVoglaer and NetSpend Corporation (filed as Exhibit 10.7 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.8
Amendment to Employment Agreement, dated as of April 20, 2010, by and between James DeVoglaer and NetSpend Corporation (filed as Exhibit 10.8 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)

Exhibit Number	Description of Exhibits
10.9	Employment Agreement, dated as of April 1, 2010, by and between Anh Vazquez (now known as Anh Hatzopoulos) and NetSpend Corporation (filed as Exhibit 10.9 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.10
Amended and Restated Employment Agreement, dated as of September 20, 2010, by and among Christopher T. Brown, NetSpend Corporation and NetSpend Holdings, Inc. (filed as Exhibit 10.10 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 21, 2010, and incorporated by reference herein)
10.11
Employment Agreement, dated as of June 1, 2010, by and between Charles Harris and NetSpend Corporation (filed as Exhibit 10.11 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.12
Form of Indemnification Agreement by and between NetSpend Holdings, Inc. and each of its directors (filed as Exhibit 10.12 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 21, 2010, and incorporated by reference herein)
10.13
Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan (filed as Exhibit 10.13 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 28, 2010, and incorporated by reference herein)
10.14
Office Lease, dated as of August 11, 2003, by and between Crescent Real Estate Funding VIII, L.P. and NetSpend Corporation (filed as Exhibit 10.14 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.15
First Amendment to Office Lease, dated as of August 2, 2005, by and between Crescent Real Estate Funding VIII, L.P. and NetSpend Corporation (filed as Exhibit 10.15 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.16
Second Amendment to Office Lease, dated as of September 6, 2006, by and between Crescent Real Estate Funding VIII, L.P. and NetSpend Corporation (filed as Exhibit 10.16 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.17
Third Amendment to Office Lease, dated as of August 1, 2007, by and between WTCC Austin Investors V, L.P. and NetSpend Corporation (filed as Exhibit 10.17 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.18
Fourth Amendment to Office Lease, dated as of March 13, 2009, by and between WTCC Austin Investors V, L.P. and NetSpend Corporation (filed as Exhibit 10.18 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.19
Fourth Amended and Restated Independent Agency Agreement, dated as of June 2, 2008, by and between ACE Cash Express, Inc. and NetSpend Corporation (filed as Exhibit 10.19 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 17, 2010, and incorporated by reference herein)
10.20
Second Amended and Restated Card Program Management Agreement, dated as of February 1, 2010, by and between MetaBank, dba Meta Payment Systems, and NetSpend Corporation (filed as Exhibit 10.20 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 17, 2010, and incorporated by reference herein)

Exhibit Number	Description of Exhibits
10.21	Card Program Management Agreement, dated as of February 1, 2010, by and between MetaBank, dba Meta Payment Systems, and Skylight Financial, Inc. (filed as Exhibit 10.21 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 17, 2010, and incorporated by reference herein)
10.22
Amended and Restated Stock Option Award Agreement between NetSpend Holdings, Inc. and Daniel Henry, dated March 11, 2008 (Performance-Based Vesting) (filed as Exhibit 10.22 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 21, 2010, and incorporated by reference herein)
10.23
Stock Option Award Agreement between NetSpend Holdings, Inc. and Daniel Henry, dated March 11, 2008 (Time-Based Vesting) (filed as Exhibit 10.23 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.24
Stock Option Award Agreement between NetSpend Holdings, Inc. and Charles Harris, dated July 1, 2010 (filed as Exhibit 10.24 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.25
Restricted Stock Agreement between NetSpend Holdings, Inc. and Charles Harris, dated July 1, 2010 (filed as Exhibit 10.25 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.26
Stock Option Award Agreement between NetSpend Holdings, Inc. and Christopher T. Brown, dated March 11, 2008 (filed as Exhibit 10.26 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.27
Form of NetSpend Holdings, Inc. Restricted Stock Agreement (filed as Exhibit 10.27 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.28
Form of NetSpend Holdings, Inc. Stock Option Award Agreement (Time-Based Vesting) (filed as Exhibit 10.28 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.29
Form of NetSpend Holdings, Inc. Stock Option Award Agreement (Event-Based Vesting) (filed as Exhibit 10.29 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.30
Form of NetSpend Holdings, Inc. Stock Option Award Agreement (Director Awards) (filed as Exhibit 10.30 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.31
Form of NetSpend Holdings, Inc. Stock Option Award Agreement (Performance-Based Vesting) filed as Exhibit 10.31 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010, and incorporated by reference herein)
10.32
Memorandum of Understanding, dated as of September 9, 2010, by and between ACE Cash Express, Inc. and NetSpend Corporation (filed as Exhibit 10.32 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 17, 2010, and incorporated by reference herein)
21.1	List of subsidiaries (filed as Exhibit 21.1 to NetSpend Holdings, Inc.'s Form S-1 (Reg. No. 333-168127) on July 15, 2010, and incorporated by reference herein)
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer of NetSpend pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibits
31.2	Certification of Chief Financial Officer of NetSpend pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer of NetSpend pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002