Form 10-Q
period 2011-03-31
NetSpend Holdings, Inc.
filed 2011-05-16
CIK 1496623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2011

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

The Registrant had 89,284,598 shares of common stock, par value $0.001 per share, outstanding as of May 12, 2011.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NetSpend Holdings, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2011 and December 31, 2010
(Unaudited)

	March 31,	December 31,
	2011	2010
	(in thousands, except share and per share data)

Assets
Current assets
Cash and cash equivalents	$73,725	$67,501
Accounts receivable, net of allowance for doubtful accounts of $211 and $147 as of March 31, 2011 and December 31, 2010, respectively	6,062	5,441
Prepaid card supply	1,374	1,605
Prepaid expenses	2,501	2,380
Other current assets	994	1,007
Deferred tax assets	3,982	3,916
Total current assets	88,638	81,850

Property and equipment, net	21,385	21,007
Goodwill	128,567	128,567
Intangible assets	24,858	25,739
Long-term investment	2,473	2,067
Other assets	5,706	4,673
Total assets	$271,627	$263,903

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$2,275	$2,850
Accrued expenses (includes $5,044 and $3,433 of accrued related party expenses as of March 31, 2011 and December 31, 2010, respectively)	21,122	25,067
Income tax payable	3,291	332
Cardholders’ reserve	5,219	4,789
Deferred revenue	1,094	1,333
Capital lease	1,026	1,354
Total current liabilities	34,027	35,725

Long-term debt	58,500	58,500
Deferred tax liabilities	8,257	9,855
Other non-current liabilities	3,072	3,007
Total liabilities	103,856	107,087

Commitments and contingencies (Note 14)

Stockholders’ equity
Class A common stock, $0.001 par value; 225,000,000 shares authorized; outstanding: as of March 31, 2011 - 91,564,876 issued less 3,370,000 held in treasury and as of December 31, 2010 - 91,540,381 issued less 3,370,000 held in treasury	92	92
Treasury stock at cost	(11,374)	(11,374)
Additional paid-in capital	154,322	151,199
Accumulated other comprehensive loss	(736)	(1,142)
Retained earnings	25,467	18,041
Total stockholders’ equity	167,771	156,816

Total liabilities & stockholders’ equity	$271,627	$263,903

 See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share data)

Operating Revenues (includes $1,643 and $1,238 of related party revenues for the three months ended March 31, 2011 and 2010, respectively)	$80,750	$69,520

Operating Expenses
Direct operating costs (includes $14,097 and $10,366 of related party expenses for the three months ended March 31, 2011 and 2010, respectively)	40,133	32,713
Salaries, benefits and other personnel costs	14,933	13,079
Advertising, marketing and promotion costs	3,585	3,841
Other general and administrative costs (includes $42 and $105 of related party expenses for the three months ended March 31, 2011 and 2010, respectively)	5,167	4,212
Depreciation and amortization	3,698	2,779
Other losses	—	4,000
Total operating expenses	67,516	60,624

Operating income	13,234	8,896

Other Income (Expense)
Interest income	20	6
Interest expense	(503)	(1,012)
Total other expense	(483)	(1,006)

Income before income taxes	12,751	7,890

Provision for income taxes	4,972	3,272

Net income	$7,779	$4,618

Net income per share of common stock:
Basic	$0.08	$0.05
Diluted	$0.08	$0.05

Shares used in the computation of earnings per share:
Basic	88,183	85,357
Diluted	93,682	86,391

See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	March 31,	March 31,
	2011	2010
	(in thousands of dollars)

Cash flows from operating activities
Net income	$7,779	$4,618
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,698	2,779
Amortization of debt issuance costs	81	134
Stock-based compensation	3,162	1,503
Tax benefit associated with stock options	(2)	—
Provision for cardholder losses	3,326	1,613
Deferred income taxes	(1,664)	(1,295)
Changes in operating assets and liabilities
Accounts receivable	(621)	(44)
Prepaid card supply	231	247
Prepaid expenses	(121)	590
Other current assets	13	315
Other long-term assets	(1,114)	(114)
Accounts payable and accrued expenses	(4,520)	2,756
Income tax payable	2,961	4,183
Cardholders’ reserve	(2,896)	(1,312)
Other liabilities	(174)	(299)
Net cash provided by operating activities	10,139	15,674
Cash flows from investing activities
Purchases of property and equipment	(3,195)	(1,930)
Long-term investment	—	(3,210)
Net cash used in investing activities	(3,195)	(5,140)
Cash flows from financing activities
Dividend equivalents paid	(353)	(176)
Proceeds from the exercise of stock options	54	69
Tax benefit associated with stock options	2	—
Issuance costs of public offering	(95)	—
Principal payments on debt	(328)	(12,121)
Treasury stock purchase	—	(5,670)
Net cash used in financing activities	(720)	(17,898)
Net change in cash and cash equivalents	6,224	(7,364)
Cash and cash equivalents at beginning of period	67,501	21,154
Cash and cash equivalents at end of period	$73,725	$13,790
Supplemental disclosure of cash flow information:
Cash paid for interest	$871	$954
Cash paid for income taxes	3,634	189

See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Organization and Business

Nature of Operations — NetSpend Holdings, Inc. (‘‘NetSpend’’ or the ‘‘Company’’), based in Austin, Texas, was formed as a Delaware corporation on February 18, 2004. It was formed in connection with the recapitalization of one of the Company’s current subsidiaries, NetSpend Corporation, which was founded in 1999. The Company operates in one reportable business segment to provide general purpose reloadable (‘‘GPR’’) prepaid debit cards and alternative financial service solutions to underbanked consumers in the United States. The Company’s products empower underbanked consumers to become ‘‘self-banked’’ by providing FDIC-insured depository accounts with a menu of pricing and features specifically tailored to their needs. The Company has built an extensive distribution and reload network comprised of financial service centers and other retail locations throughout the United States.

The Company is an agent of FDIC-insured depository institutions that serve as the issuers of the Company’s products. The Company has agreements with Meta Payment Systems (“MetaBank”), a division of Meta Financial Group, Inter National Bank, U.S. Bank, Sun Trust Bank and The Bancorp Bank (collectively, the ‘‘issuing banks’’) whereby the issuing banks issue MasterCard International (‘‘MasterCard’’) or Visa USA, Inc. (‘‘Visa’’) branded cards to customers. The Company’s products may be used to purchase goods and services wherever MasterCard and Visa are accepted or to withdraw cash via automatic teller machines (‘‘ATMs’’).

The Company’s common stock trades on the Nasdaq stock market under the symbol “NTSP”.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of NetSpend and its subsidiaries do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). The Company’s significant accounting policies are disclosed in the notes to the audited consolidated financial statements included in the Company’s annual report. Therefore, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 2, 2011.

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

Significant Concentrations — Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. A significant portion of the Company’s cash is deposited in cash and money market funds at large depository institutions. The Company has not experienced any losses on its deposits. Accounts receivable as of March 31, 2011 and December 31, 2010 are primarily receivables due from cardholders for service fees and for interchange revenues due from card associations related to merchant point of sale transactions.

Cardholder funds and deposits related to the Company’s products are held at FDIC insured issuing banks for the benefit of the cardholders. The Company currently has agreements with five issuing banks; however, MetaBank holds a majority of cardholder funds. In September 2010, the Company amended its agreement with Inter National Bank pursuant to which the Company agreed to transition its cards issued by Inter National Bank to another bank on or prior to July 2011, at which time Inter National Bank would cease serving as one of the Company’s issuing banks. In May 2011, the Company further amended its agreement with Inter National Bank to extend the date by which it agreed to transition its cards issued by Inter National Bank from July 2011 to September 2011.  The failure of any of the Company’s issuing banks could have a material adverse effect on the Company’s business.

NetSpend Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interchange revenue, which is recorded net of sponsorship, licensing and processing fees charged by the card associations and network organizations for services they provide in processing purchase transactions routed through their networks, represented approximately 24.4% and 21.9% of the Company’s revenues during the three months ended March 31, 2011 and 2010, respectively.  The amounts of these fees are currently fixed by the card associations and network organizations in their sole discretion.

During each of the three months ended March 31, 2011 and 2010, the Company derived more than one-third of its revenues from GPR cards sold through one of its third-party distributors, ACE Cash Express, Inc. (‘‘ACE’’). The Company’s current distribution agreement with ACE is effective through March 2016.

Note 2: Immaterial Error Correction

During the quarter ended March 31, 2011, management identified an error related to the accounting for excess tax benefits associated with the exercise of certain incentive stock options in conjunction with the Company’s initial public offering during the three months ended December 31, 2010. Management does not consider the error to be material to prior period financial statements and the correction of the error does not impact the Condensed Consolidated Statements of Operations or the Condensed Consolidated Statements of Cash Flows contained in this Form 10-Q. The Company has reduced retained earnings and increased additional paid-in capital by approximately $1.0 million to correct this immaterial error on the Condensed Consolidated Balance Sheet as of December 31, 2010 contained in this Quarterly Report on Form 10-Q. The Company will revise its Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for the year ended December 31, 2010, and the Statement of Operations for the three months ended December 31, 2010, to reflect this correction in future filings that contain such financial statements, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The adjustments will increase previously reported income tax expense and decrease the previously reported net income for 2010 and for the fourth quarter of 2010 by approximately $1.0 million.

NetSpend Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3: Other Financial Data

Compensating Balances and Restricted Cash — The Company has established compensating balances at its issuing banks to offset overdrawn cardholder accounts. Some of these compensating balance accounts are included in the Company’s Condensed Consolidated Balance Sheets as cash and cash equivalents because there are no legal or contractual restrictions over deposits in these accounts.  As of March 31, 2011 and December 31, 2010 these compensating balances totaled $0.5 million and $0.3 million, respectively.

Restricted cash is cash with statutory or contractual restrictions that prevent it from being used in the Company’s operations. Restricted cash is classified in other non-current assets on the Company’s Condensed Consolidated Balance Sheets. The Company had restricted cash of $0.6 million and $0.8 million as of March 31, 2011 and December 31, 2010, respectively.

Cardholders’ Reserve — The Company is exposed to transaction losses due to cardholder fraud and other losses resulting from cardholder activity, and losses due to non-performance of third parties. The Company establishes a cardholders’ reserve for estimated losses arising from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use, and merchant-related chargebacks due to non-delivery of goods or services. These reserves are established based upon historical loss and recovery rates, and cardholder activity for which specific losses can be identified. The cardholders’ reserve was approximately $5.2 million and $4.8 million as of March 31, 2011 and December 31, 2010, respectively. The provision for cardholder losses is included in direct operating costs in the Condensed Consolidated Statements of Operations.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Establishing the reserve for transaction losses is an inherently uncertain process, and ultimate losses may vary from the current estimate. The Company regularly updates its reserve estimate as new facts become known and events occur that may impact the settlement or recovery of losses.

Note 4:  Investments

In 2010, the Company purchased 150,000 shares of the common stock of Meta Financial Group, the holding company of MetaBank, one of the Company’s issuing banks, for the purchase price of $3.2 million. The investment in Meta Financial Group is an available-for-sale security and is included in the Condensed Consolidated Balance Sheets as a long-term investment.

As of March 31, 2011, the fair value of the Company’s investment in Meta Financial Group was $2.5 million, which is $0.7 million, or 21.9%, below the initial purchase price. The fair value of the investment declined significantly below its initial purchase price in October 2010 when Meta Financial Group publicly disclosed a supervisory directive issued by the Office of Thrift Supervision (“OTS”), which required MetaBank to discontinue offering certain of its products, including its iAdvance product and required MetaBank to obtain prior written approval to, among other things, enter into any new third party agreements concerning any credit or deposit (including prepaid access), or materially amend any such existing agreements or publicly announce any new third party relationship agreements or material amendments to existing agreements.

The OTS has not yet issued its final report or orders to MetaBank. As the full extent of the impact of the OTS final report on MetaBank’s earnings and subsequent market response is currently unknown, the Company has not assessed that the decline in Meta Financial Group’s share price is other-than-temporary. The Company has recorded the related unrealized losses in accumulated other comprehensive losses in the Condensed Consolidated Balance Sheets and will continue to assess the investment’s impairment on a quarterly basis to determine whether any changes in facts or circumstances indicate that the impairment is other-than-temporary in nature. If the Company determines that the impairment is no longer temporary, the Company will realize the current unrealized losses in its Condensed Consolidated Statement of Operations.

Note 5: Property and Equipment

Property and equipment consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(in thousands of dollars)

Computer and office equipment	$15,807	$13,983
Computer software	27,255	26,568
Furniture and fixtures	1,412	1,368
Leasehold improvements	1,621	1,625
Construction in progress	2,817	2,579
	48,912	46,123
Less: accumulated depreciation	(27,527)	(25,116)
	$21,385	$21,007

Property and equipment are assessed for impairment whenever events or circumstances indicate the carrying value of an asset group may not be fully recoverable by comparing the carrying value to total future undiscounted cash flows. Impairment is recorded for long-lived assets equal to the excess of the carrying

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

amount of the asset group over its estimated fair value. During the three months ended March 31, 2011, there were no events or circumstances indicating that the Company’s long-lived assets were impaired.

Depreciation expense for the three months ended March 31, 2011 and 2010 was approximately $2.8 million and $2.0 million, respectively.

Note 6: Intangible Assets

Intangible assets consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(in thousands of dollars)
Distributor and partner relationships	$26,426	$26,426
Trademarks and tradenames	10,615	10,615
Developed technology	7,261	7,261
Other	172	172
	44,474	44,474
Less: Accumulated amortization	(19,616)	(18,735)
	$24,858	$25,739

Amortization expense for the three months ended March 31, 2011 and 2010 was $0.9 million and $0.8 million, respectively.

Note 7: Accrued Expenses

Accrued expenses as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
	(in thousands of dollars)
Commissions payable to distributors	$7,071	$4,986
Accrued wages and related personnel expenses	3,710	8,541
Other accrued expenses	10,341	11,540
	$21,122	$25,067

Note 8: Debt

As of March 31, 2011, the Company’s outstanding debt included $1.0 million of short-term borrowings associated with a capital lease entered into for software licenses and $58.5 million of long-term borrowings under a revolving credit facility with Sun Trust Bank as administrative agent.  Outstanding balances under the Company’s revolving credit facility are scheduled to mature in September 2015. During the three months ended March 31, 2011, the $58.5 million of balances under the revolving credit facility bore a weighted average interest rate of 2.8%.

NetSpend Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9: Fair Value of Assets and Liabilities

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

The Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, long-term investments and current and non-current borrowings. As of March 31, 2011 and December 31, 2010, the fair values of cash, cash equivalents, accounts receivable and accounts payable approximated carrying values because of the short-term nature of these instruments. As of March 31, 2011 and December 31, 2010 the long-term investment was recorded at its fair value based on a quoted price in an active market.

As of March 31, 2011 and December 31, 2010, the fair value of the Company’s outstanding borrowings under its revolving credit agreement approximated its carrying value based on prevailing market rates for borrowings with similar ratings and maturities.

Note 10: Stockholders’ Equity

Treasury stock is accounted for under the cost method and is included as a component of stockholders’ equity.  During the three months ended March 31, 2010, the Company repurchased 1,500,000 shares of its common stock for $5.7 million.

Certain of the CEO’s stock options contain rights to dividend equivalents.  The dividend equivalents are paid when the underlying options vest.  The Company paid $0.4 million and $0.2 million in dividend equivalents during the three months ended March 31, 2011 and 2010, respectively.

Note 11: Share Based Payment

In February 2011, the Company granted 1.4 million options with a fair value of $10.6 million to employees and issued less than 0.1 million shares of restricted stock with a fair value of $0.2 million to members of the Board of Directors under the Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan.  The options vest in four equal annual installments on each of the four anniversaries of the grant date.  The restricted stock vests upon the first anniversary of the grant date.  Compensation expense is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.

The following table summarizes the assumptions used to value options issued for the three months ended March 31, 2011:

March 31, 2011
Expected volatility	50.2%
Expected dividend yield	—
Expected term	6.0 - 6.9 years
Risk free rate	3.3%
Weighted average fair value of options at grant date	$7.49

NetSpend Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12:  Comprehensive Income

The Company’s comprehensive income is included as a component of stockholders’ equity and is composed of net income and unrealized gains and losses on investments designated as available-for-sale. As of March 31, 2011, the Company had an unrealized loss of $0.7 million, net of tax, related to the difference between the fair value of the long-term investment of $2.5 million on March 31, 2011 and the $3.2 million purchase price.

The following table presents the calculation of comprehensive income:

	Three Months Ended March 31,
	2011	2010
	(in thousands of dollars)
Net income	$7,779	$4,618
Unrealized holding gain on investment, net of tax	406	368
Comprehensive income	$8,185	$4,986

Note 13: Earnings Per Share

Basic earnings per common share is calculated by dividing net income  available to common stockholders by the number of weighted average common shares issued and outstanding for the period.  The Company calculates basic and diluted earnings per share using the treasury stock method, the if-converted method and the two-class method, as applicable.

Upon completion of the Company’s initial public offering in October 2010, all shares of class A common stock were reclassified as common stock. In addition, promptly following the Company’s initial public offering, all shares of the Company’s class B common stock were transferred to members of Skylight Holdings I, LLC, which had the effect of converting all shares of the Company’s outstanding class B common stock into shares of common stock on a one-for-one basis.  As a result of this conversion, only one class of common stock existed during the three months ended March 31, 2011.

Certain of the CEO’s stock options contain rights to dividend equivalents.  The options with dividend equivalent rights are considered participating securities to the extent that the options have vested.  In calculating basic earnings per share using the two-class method, earnings available to participating securities are excluded from net income available to common shareholders.

Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares issued and outstanding for the period plus amounts representing the dilutive effect of stock options, warrants and restricted stock, as applicable. The Company calculates dilutive potential common shares using the treasury stock method, which assumes that the Company will use proceeds from the exercise of stock options and warrants to repurchase shares of common stock to hold in its treasury stock reserves.

During the three months ended March 31, 2011 and 2010, the potential dilutive effect of 1.3 million and 8.5 million stock options, respectively, were excluded from the computation of diluted weighted average shares outstanding because they were anti-dilutive.  These excluded options could potentially dilute earnings per share in the future.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following is a reconciliation of the numerator (net income) and the denominator (weighted average number of common shares) used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)

Basic earnings per share:
Net income	$7,779	$—	$4,059	$559
Less: Earnings distributed to participating securities	(353)	—	(155)	(21)
Less: Undistributed earnings allocated to participating securities	(126)	—	(54)	(7)
Undistributed earnings available to common stockholders	$7,300	$—	$3,850	$531
Weighted-average shares outstanding used in basic calculation	88,183	—	75,016	10,341
Basic earnings per share	$0.08	$—	$0.05	$0.05

Diluted earnings per share:
Undistributed earnings available to common stockholders	$7,300	$—	$3,850	$531
Add: Earnings distributed to participating securities	353	—	176	21
Add: Undistributed earnings allocated to participating securities	126	—	61	7
Add: Reallocation of undistributed earnings as a result of conversion of class B to common stock	—	—	531	—
Net income	$7,779	$—	$4,618	$559

Weighted-average shares outstanding used in in basic calculation	88,183	—	75,016	10,341
Weighted average effect of dilutive securities:
Conversion of class B to common stock outstanding	—	—	10,341	—
Options	5,135	—	604	—
Warrants	—	—	382	—
Restricted stock	364	—	48	48
Weighted-average shares outstanding used in diluted calculation	93,682	—	86,391	10,389
Diluted earnings per share	$0.08	$—	$0.05	$0.05

Note 14: Commitments and Contingencies

Operating Leases

The Company has commitments under operating lease agreements, principally a commitment for office space which extends through November 2011. Rent expense was $0.4 million for both the three months ended March 31, 2011 and 2010. During the three months ended March 31, 2011, the Company executed a lease for office space in Atlanta, Georgia.  The new lease, which extends through February 2012, will add an additional $0.3 million of expense in 2011 and $0.1 million of additional expense in 2012.

Service Agreements

The Company has agreements with various third-party vendors to provide card issuance services, card processing services, internet data center services, and other consulting services. The remaining term of the agreements range from one to four years in length and require monthly payments.  During the three months ended March 31, 2011, there were no material changes to the Company’s future minimum commitments under its service agreements.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Guarantees

A significant portion of the Company’s business is conducted through retailers that provide load and reload services to cardholders at their retail locations. Members of the Company’s distribution and reload network collect cardholders’ funds and remit them by electronic transfer directly to the issuing banks for deposit in the cardholder accounts. The Company does not take possession of cardholders’ funds at any time during the settlement process. The Company’s issuing banks typically receive cardholders’ funds no earlier than three business days after they are collected by the retailer. If any retailer fails to remit cardholders’ funds to the Company’s issuing banks, the Company typically reimburses the issuing banks for such funds. The Company manages the settlement risk associated with this process through a formalized set of credit standards, limiting load volumes for certain retailers, requiring certain retailers to maintain deposits on account, and by typically maintaining a right of offset of cardholders’ funds against commissions payable to retailers. The Company has not experienced any significant historical losses associated with settlement failures, and has not recorded a settlement guarantee liability as of March 31, 2011 or December 31, 2010. As of March 31, 2011 and December 31, 2010, the Company’s estimated gross settlement exposure was $10.6 million and $13.9 million, respectively.

Cardholders can incur charges in excess of the funds available in their card accounts, and are liable for the resulting overdrawn account balance. While the Company generally declines authorization attempts for amounts that exceed the available balance in a cardholder’s account, the application of card association and network organization rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees, among other things, can result in overdrawn card accounts. The Company also provides, as a courtesy and at its discretion, certain cardholders with a “cushion” which allows them to overdraw their card accounts. In addition, eligible cardholders may enroll in the issuing banks’ overdraft protection programs pursuant to which the issuing banks fund transactions up to $1.0 million that exceed the available balance in the cardholders’ card accounts. The Company is responsible to the issuing banks for any losses associated with these overdrawn account balances. As of March 31, 2011 and December 31, 2010, the Company’s reserves intended to cover the risk that it may not recover cardholders’ overdrawn account balances were $5.2 million and $4.8 million, respectively. As of March 31, 2011 and December 31, 2010, cardholders’ overdrawn account balances totaled $7.6 million and $6.9 million, respectively.

Alexsam Litigation

On October 24, 2007, Alexsam, Inc. filed suit against the Company in the District Court of Travis County, Texas, 419th Judicial District, asserting breach of a license agreement entered into between the Company and Alexsam in 2004 and seeking monetary damages, attorneys’ fees, costs and interest.  The license agreement was entered into by the parties following Alexsam’s assertion and subsequent dismissal without prejudice of a claim of patent infringement filed by Alexsam against the Company in 2003. The Company has asserted counterclaims against Alexsam for breach of contract. In April 2010, the Company filed a motion for summary judgment, and following a hearing, the court denied the motion without substantive comment. In October 2010, Alexsam filed an amended petition, which added a claim by Alexsam that NetSpend fraudulently induced Alexsam to give up its prior patent infringement claims against NetSpend and enter into the license agreement.  In November 2010, the Company removed the case to the United States District Court for the Western District of Texas.  On January 7, 2011, the federal court remanded the case back to the Travis County District Court for the 419th Judicial District for further proceedings.  In February 2011, the Company filed a motion for partial summary judgment on Alexsam’s fraudulent inducement claim.  Following a hearing, the court denied the motion.  Trial is scheduled to begin in October 2011.  The Company plans to vigorously contest Alexsam’s claims, including Alexsam’s newly asserted claims, and to vigorously pursue its own claims.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Katz Settlement

In 2008, the Company received a letter from Ronald A. Katz Technology Licensing, L.P. (“RAKTL”), which contained an offer for the Company to acquire a license under the RAKTL portfolio of patents. In March 2010, the Company recorded a $4.0 million contingent loss as a result of substantive discussions and negotiations it held with RAKTL in early 2010. In July 2010, the Company and RAKTL reached an agreement on the matter. In accordance with the agreement, the Company paid RAKTL a total of $3.5 million in exchange for the Company’s release from potential infringement liability related to the Company’s possible use of RAKTL patents. As part of the agreement, the Company also acquired a non-exclusive license related to certain pending RAKTL patents. The initial $4.0 million contingent loss is recorded in other losses on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2010.  In July 2010, the initial $4.0 million contingent loss was reversed and a $3.5 million loss was recorded in other losses on the Condensed Consolidated Statement of Operations.

Note 15: Related Party Transactions

ACE

JLL Partners Fund IV, LP and JLL Partners Fund V, LP (collectively “the JLL Funds”) own approximately 97% of ACE Cash Express, Inc. (“ACE”), the Company’s largest distributor. The JLL Funds beneficially own more than five percent of the Company’s outstanding common stock. The Company incurred expenses from transactions with ACE of $11.4 million and $8.8 million for the three months ended March 31, 2011 and 2010, respectively. Although revenues generated from cardholders acquired at ACE locations represent more than one-third of the Company’s revenues in the three months ended March 31, 2011 and March 31, 2010, respectively, the portion of those revenues earned from transactions directly with ACE were $1.5 million and $1.2 million for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011 and December 31, 2010, $4.2 million and $2.8 million, respectively, was payable to ACE.

Sutherland

Oak Investment Partners X, LP and Oak X Affiliates Fund, LP (collectively “Oak”) own in excess of 10% of Sutherland Global Services, Inc. (“Sutherland”), one of the Company’s external customer service providers. Oak is a beneficial owner of more than five percent of the Company’s outstanding common stock. The Company incurred expenses from transactions with Sutherland of $2.5 million and $1.6 million during the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011 and December 31, 2010, $0.8 million and $0.6 million, respectively, was payable to Sutherland.

Vesta

Oak owns in excess of 10% of Vesta Corporation (“Vesta”), one of the Company’s vendors. Oak is a beneficial owner of more than five percent of the Company’s outstanding common stock. The Company incurred expenses from transactions with Vesta of $0.2 million during the three months ended March 31, 2011.  Additionally, the Company earned revenues from transactions with Vesta of $0.2 million during the three months ended March 31, 2011.  The Company incurred no expenses and earned no revenues from transactions with Vesta during the three months ended March 31, 2010.

Birardi

During the three months ended March 31, 2011 and 2010, the Company incurred expenses of less than $0.1 million and $0.1 million, respectively, for charges related to the use, by the Company’s CEO, of an airplane owned by Birardi Investments, LLC (“Birardi”).  Birardi is an airplane leasing company that is partially owned by the CEO.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 16: Subsequent Events

In May 2011, the Company amended its agreement with Inter National Bank to extend the date by which the Company agreed to transition its cards issued by Inter National Bank to another bank from July 2011 to September 2011.

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

These and other factors are more fully discussed in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2010. In light of these and other uncertainties,you should not conclude that we will necessarily achieve any plans, objectives or projected financial results referred to in any of the forward-looking statements. Except as required by law, we do not intend to update any of these forward-looking statements to reflect future events or circumstances.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to audited consolidated financial statements  included in our Annual Report on Form 10-K for the year ended December 31, 2010. In this Quarterly Report, unless otherwise specified, “NetSpend,” “we,” “us,” and “our” refer to NetSpend Holdings, Inc. and its consolidated subsidiaries.

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

We have built an extensive and diverse distribution and reload network in the United States to support the marketing and ongoing use of our GPR cards. We market our cards through multiple channels, including retail distributors, direct-to-consumer and online marketing programs, and corporate employers as an alternative method of wage payment for their employees. Beginning in 2008, we decided to focus primarily on our GPR cards, and we ceased marketing gift cards entirely as of August 21, 2010.

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

We have agreements with FDIC-insured depository institutions that serve as the issuers of our GPR cards. Our cardholders may use their GPR cards to make purchase transactions at any merchant that participates in the MasterCard, Visa or PULSE networks and to withdraw funds from participating ATMs. MetaBank holds the majority of our cardholder funds. In January 2010, we acquired approximately 4.9% of the outstanding equity interests in Meta Financial Group, Inc., MetaBank’s holding company.

Our operating company, predecessor, and current subsidiary, NetSpend Corporation, was incorporated in Texas in 1999. In May 2004, Oak Investment Partners acquired a controlling equity interest in NetSpend Corporation through a recapitalization transaction pursuant to which we, as a newly-formed holding company incorporated in Delaware, acquired all of the capital stock of NetSpend Corporation. In 2008, we acquired Skylight Financial, Inc., or Skylight, a payroll card provider, in a stock-for-stock merger.

Recent Developments

Issuing Bank Diversification

We are pursuing a bank diversification strategy pursuant to which we intend to diversify our cards among at least three issuing banks. We are focused on doing so in a manner that balances our diversification strategy with the protection of existing cardholder and direct deposit relationships and other operational considerations. In furtherance of this strategy, in January 2011, we entered into an agreement with The Bancorp Bank pursuant to which The Bancorp Bank will serve as a new issuing bank for our new and existing card programs. The Bancorp Bank began issuing our cards on a limited basis in April 2011 and we are working diligently with The Bancorp Bank on a more extensive rollout. We are also continuing our discussions with other prospective issuing banks.

In May 2011, we amended our agreement with Inter National Bank to extend the date by which we agreed to transition our cards issued by Inter National Bank to another bank from July 2011 to September 2011.

Key Business Metrics

As a leading provider of GPR cards and related alternative financial services to underbanked consumers, we evaluate a number of business metrics to monitor our performance and manage our business. We believe the following metrics are the primary indicators of our performance.

Number of Active Cards with Direct Deposit — represents the number of our active cards that have had a direct deposit load within the previous 90 days.  We had 834,000 and 611,000 direct deposit active cards as of March 31, 2011 and 2010, respectively.

Percentage of Active Cards with Direct Deposit — represents the percentage of our active cards that have had a direct deposit load within the previous 90 days. The percentage of our active cards that were direct deposit active cards as of March 31, 2011 and 2010 was 37.0% and 29.4%, respectively.

Gross Dollar Volume (“GDV”) — represents the total dollar volume of debit transactions and cash withdrawals made using our GPR cards. Our gross dollar volume was $3.2 billion and $2.6 billion for the three months ended March 31, 2011 and 2010, respectively. Approximately 75.2 % and 67.7% of the gross dollar volume for the three months ended March 31, 2011 and 2010, respectively, was made using active cards with direct deposit.

Number of Active Cards — represents the total number of our GPR cards that have had a PIN-, or signature-based purchase transaction, a load transaction at a retailer location or an ATM withdrawal within the previous 90 days. We had approximately 2.3 million and 2.1 million active cards as of March 31, 2011 and 2010, respectively.

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

•                  Customer Service and Maintenance — Cardholders are typically charged fees for balance inquiries made through the Company’s customer service. Cardholders are also charged a monthly maintenance fee after a specified period of inactivity.

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

Our operating revenues also include fees charged to retail distributors in connection with the reload of our GPR cards at retailers and interest earned, if any, on cardholder funds maintained at one of our issuing banks. Under our current arrangement with such issuing bank, we would only be entitled to receive interest on cardholder funds if market interest rates rose significantly above current levels.

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

Income Tax Expense

Income tax expense primarily consists of corporate income taxes related to profits resulting from our ongoing operations.

Condensed Consolidated Statements of Operations Data (unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands of dollars)

Operating Revenues	$80,750	$69,520

Operating Expenses
Direct operating costs	40,133	32,713
Salaries, benefits, and other personnel costs	14,933	13,079
Advertising, marketing, and promotion costs	3,585	3,841
Other general and administrative costs	5,167	4,212
Depreciation and amortization	3,698	2,779
Other losses	—	4,000
Total operating expenses	67,516	60,624
Operating income	13,234	8,896

Other Income (Expense)
Interest income	20	6
Interest expense	(503)	(1,012)
Total other expense	(483)	(1,006)

Income before income taxes	12,751	7,890

Provision for income taxes	4,972	3,272

Net income	$7,779	$4,618

Consolidated Statements of Operations Data as a Percentage of Total Revenues (unaudited)

	Three Months Ended March 31,
	2011	2010

Operating Revenues	100.0%	100.0%

Operating Expenses
Direct operating costs	49.7	47.1
Salaries, benefits, and other personnel costs	18.5	18.8
Advertising, marketing, and promotion costs	4.4	5.5
Other general and administrative costs	6.4	6.0
Depreciation and amortization	4.6	4.0
Other losses	—	5.8
Total operating expenses	83.6	87.2
Operating income	16.4	12.8

Other Income (Expense)
Interest income	—	—
Interest expense	(0.6)	(1.5)
Total other expense	(0.6)	(1.5)

Income before income taxes	15.8	11.3

Provision for income taxes	6.2	4.7

Net income	9.6%	6.6%

Comparison of Three Months Ended March 31, 2011 and 2010 (unaudited)

Operating Revenues

Operating Revenues — Our operating revenues totaled $80.8 million in the three months ended March 31, 2011, an increase of $11.2 million, or 16.2%, from the comparable period in 2010. Service fee revenue represented approximately 75.6% of our revenue for the three months ended March 31, 2011 with the balance of our revenue consisting of interchange. Service fee revenue increased $6.7 million, or 12.4%, from $54.3 million in the three months ended March 31, 2010 to $61.0 million in the comparable period in 2011. The increase in service fee revenue was substantially driven by a 36.5% increase in our direct deposit customer base, and to a lesser extent, an 8.5% increase in the number of active cards outstanding.

Interchange revenue represented approximately 24.4% of our operating revenues for the three months ended March 31, 2011. Interchange revenue increased $4.4 million, or 29.5%, from $15.3 million in the three months ended March 31, 2010 to $19.7 million in the comparable period in 2011. This increase was primarily the result of a 21.2% increase in our gross dollar volume, combined with more favorable rates on some of our interchange revenue contracts negotiated during the later part of 2010.

Our total operating revenues of $80.8 million in the three months ended March 31, 2011 were comprised of $80.2 million related to our GPR cards and $0.6 million related to our gift cards. Our GPR card related revenues increased by $12.7 million, or 18.8%, from the comparable period in 2010. Our gift card related revenues decreased by $1.5 million, or 71.4%, from the comparable period in 2010 as a result of our decision in 2008 to focus primarily on our core GPR card product and to cease marketing gift cards entirely by August 2010.

Operating Expenses

The following table presents the breakdown of operating expenses among direct operating costs, personnel costs, advertising and marketing costs, other general and administrative costs, depreciation and amortization, and other components of operating expenses:

	Three Months Ended March 31,
	2011		2010
	Amount	Percentage of Total Operating Revenues	Amount	Percentage of Total Operating Revenues	Change
	(in thousands of dollars)

Direct operating costs	$40,133	49.7%	$32,713	47.1%	$7,420
Salaries, benefits, and other personnel costs	14,933	18.5	13,079	18.8	1,854
Advertising, marketing, and promotion costs	3,585	4.4	3,841	5.5	(256)
Other general and and administrative costs	5,167	6.4	4,212	6.0	955
Depreciation and amortization	3,698	4.6	2,779	4.0	919
Other losses	—	—	4,000	5.8	(4,000)
Total operating expenses	$67,516	83.6%	$60,624	87.2%	$6,892

Direct Operating Costs — Our direct operating costs were $40.1 million in the three months ended March 31, 2011, an increase of $7.4 million, or 22.7%, from the comparable period in 2010.  From the three months ended March 31, 2010 to the three months ended March 31, 2011, our direct operating costs increased as a percentage of revenues from 47.1% to 49.7%.  This was primarily the result of an increase in our provision for cardholder losses as a result of increased fraud-related losses, and an increase in commissions we paid to our distributors caused by our largest distribution partner reaching their maximum commission tier due to increasing volumes.

Salaries, Benefits, and Other Personnel Costs — Our salaries, benefits, and other personnel costs were $14.9 million in the three months ended March 31, 2011, an increase of $1.9 million, or 14.2%, from the comparable period in 2010. This increase was primarily the result of a $1.7 million increase in stock-based compensation expense as a result of grants issued in 2010 and accelerated vesting upon the completion of our initial public offering.

Advertising, Marketing, and Promotion Costs — Our advertising, marketing, and promotion costs were $3.6 million in the three months ended March 31, 2011, which was relatively consistent with $3.8 million in the comparable period in 2010.

Other General and Administrative Costs — Our other general and administrative costs were $5.2 million in the three months ended March 31, 2011, an increase of $1.0 million, or 22.7%, from the comparable period in 2010. This increase was primarily the result of an increase in legal and other professional expenses, insurance costs and other corporate expenses related to our recently completed initial public offering and status as a public reporting company.

Depreciation and Amortization — Our depreciation and amortization costs were $3.7 million in the three months ended March 31, 2011, an increase of $0.9 million, or 33.1% from the comparable period in 2010. This increase was primarily the result of depreciation related to our 2010 capital expenditures.

Other Losses — Other losses of $4.0 million in the three months ended March 31, 2010 were related to an accrual for a patent infringement dispute.  Actual settlement expense associated with the patent infringement dispute was $3.5 million and a $0.5 million adjustment was recorded in the three months ended June 30, 2010.  There were no similar losses recorded in the three months ended March 31, 2011.

Other Income (Expense)

Our other expense was $0.5 million in the three months ended March 31, 2011, a decrease of $0.5 million, or 52.0% from the comparable period in 2010. This decrease was the result of decreased interest expense resulting from the lower applicable interest rate negotiated on the new credit facility we entered into during three months ended September 30, 2010 combined with decreasing average-debt balances due to debt payments made during 2010.

Income Tax Expense

The following table presents the breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended March 31,
	2011	2010

U.S. federal income tax	35.0%	35.0%
State income taxes, net of federal benefit	2.8	3.4
Other	1.2	3.1
Income tax expense	39.0%	41.5%

Our total income tax expense was $5.0 million during the three months ended March 31, 2011, an increase of $1.7 million, or 52.0%, from the same period in 2010, which was primarily the result of a period-over-period increase in our taxable income. Our effective tax rate during the three months ended March 31, 2011 decreased by approximately 2.5% from the same period in 2010 primarily as a result of a decrease in our state tax rate and the benefit of research and development tax credits.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from our operating activities and access to borrowings under our revolving credit facility.

	Three Months Ended March 31,
	2011	2010
	(in thousands of dollars)

Net cash provided by operating activities	$10,139	$15,674
Net cash used in investing activities	(3,195)	(5,140)
Net cash used in financing activities	(720)	(17,898)
Net change in cash and cash equivalents	$6,224	$(7,364)

Cash Flows from Operating Activities

During the three months ended March 31, 2011, our operating activities provided $10.1 million of cash resulting from $7.8 million of net income, increased by $8.6 million of non-cash adjustments to net income and decreased by $6.2 million in cash used by changes in operating assets and liabilities. The $8.6 million adjustment to net income for non-cash items primarily relates to $3.7 million of depreciation and amortization expense, $3.3 million of provision for cardholder losses and $3.2 million of stock-based compensation expense, offset by $1.7 million of deferred income taxes. The $6.2 million in cash used by changes in operating assets and liabilities was primarily the result of a $4.5 million decrease in our accounts payable and accrued liabilities, $2.9 million of write-offs flowing through our cardholders’ reserve, a $1.1 million increase in other long-term assets and a $0.6 million increase in accounts receivable. These items were offset by a $3.0 million decrease in income tax payable.

The $5.5 million decrease in operating cash flows from the three months ended March 31, 2010 to the three months ended March 31, 2011 relates to a $12.5 million decrease in cash provided by changes in operating assets and liabilities.  During the first three months of 2010, $6.3 million of cash was provided by changes in operating assets and liabilities while $6.2 million of cash was used by changes in operating assets and liabilities during the first three months of 2011. This $12.5 million decrease in cash provided by changes in operating assets and liabilities was partially offset by a $3.2 million increase in net income and a $3.8 million increase in non-cash item adjustments.

Cash Flows from Investing Activities

Investing activities used $3.2 million of cash for the three months ended March 31, 2011, which exclusively related to cash used for purchases of property and equipment. Cash used by investing activities for the three months ended March 31, 2010 was $5.1 million, which was caused by a $3.2 million investment in Meta Financial Group, Inc. and $1.9 million in purchases of property and equipment.

Cash Flows from Financing Activities

Financing activities used $0.7 million of cash for the three months ended March 31, 2011, primarily related to $0.4 million in dividend equivalents paid to our Chief Executive Officer and $0.3 million in payments towards our capital lease. For the three months ended March 31, 2010, financing activities used

$17.9 million of cash primarily for $12.1 million in debt payments applied towards our prior credit facility and capital lease and a $5.7 million purchase of treasury stock.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are comprised of settlement indemnifications and overdraft guarantees with our issuing banks. We enter into operating leases, purchase orders, and other commitments in the ordinary course of business as discussed below and reflected in our contractual obligations and commitments table in our Annual Report on Form 10-K for the year ended December 31, 2010. A significant portion of our business is conducted through our retail distributors that provide load and reload services to our cardholders at their retail locations. Members of our distribution and reload network collect our cardholders’ funds and remit them by electronic transfer directly to our issuing banks for deposit in the cardholder accounts. We do not take possession of our cardholders’ funds at any time during the settlement process. Our issuing banks typically receive our cardholders’ funds no earlier than three business days after they are collected by the retailer. If any retailer fails to remit our cardholders’ funds to our issuing banks, we typically reimburse our issuing banks for such funds. We manage the settlement risk associated with this process through a formalized set of credit standards, limiting load volumes for certain retailers and requiring certain retailers to maintain deposits on account, and by typically maintaining a right of offset of cardholders’ funds against commissions payable to retailers. As of March 31, 2011, our estimated gross settlement exposure was $10.6 million.

Our cardholders can in some circumstances incur charges in excess of the funds available in their card accounts, and are liable for the resulting overdrawn account balance. While we generally decline authorization attempts for amounts that exceed the available balance in a cardholder’s account, the application of card association and network organization rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees, among other things, can result in overdrawn card accounts. We also provide, as a courtesy and at our discretion, certain cardholders with a “cushion” which allows them to overdraw their card accounts. In addition, eligible cardholders may enroll in our issuing banks’ overdraft protection programs pursuant to which our issuing banks fund transactions that exceed the available balance in their card accounts. We are responsible to our issuing banks for any losses associated with these overdrawn account balances. As of March 31, 2011, our reserve intended to cover the risk that we may not recover our cardholders’ overdrawn account balances was approximately $5.2 million. As of March 31, 2011, our cardholders’ overdrawn account balances totaled $7.6 million.

Significant Accounting Policies and Critical Estimates

There have been no material updates to our critical accounting policies and estimates set forth in “Part II—Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations, primarily risks associated with fluctuating interest rates for borrowings under our new revolving credit facility entered in September 2010. Borrowings under our new revolving credit facility incur interest based on current market interest rates. We have not historically used derivative financial instruments to manage these market risks. As of March 31, 2011, outstanding borrowings under our new revolving credit facility were $58.5 million. A 1.0% increase or decrease in interest rates would have a $0.1 million impact on our operating results and cash flows for the three months ended March 31, 2011.

The table below presents principal amounts and related weighted average interest rates as of March 31, 2011 for our revolving credit facility:

(in thousands of dollars)

Revolving credit facility	$58,500
Weighted average interest rate	2.8%

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.                               OTHER INFORMATION

ITEM 1. Legal Proceedings

On October 24, 2007, Alexsam, Inc. filed suit against us in the District Court of Travis County, Texas, 419th Judicial District, asserting breach of a license agreement entered into between us and Alexsam in 2004 and seeking monetary damages, attorneys’ fees, costs and interest.  The license agreement was entered into by the parties following Alexsam’s assertion and subsequent dismissal without prejudice of a claim of patent infringement filed by Alexsam against us in 2003. We have asserted counterclaims against Alexsam for breach of contract. In April 2010, we filed a motion for summary judgment, and following a hearing, the court denied the motion without substantive comment. In October 2010, Alexsam filed an amended petition, which added a claim by Alexsam that NetSpend fraudulently induced Alexsam to give up its prior patent infringement claims against NetSpend and enter into the license agreement.  In November 2010, we removed the case to the United States District Court for the Western District of Texas.  On January 7, 2011, the federal court remanded the case back to the Travis County District Court for the 419th Judicial District for further proceedings.  In February 2011, we filed a motion for partial summary judgment on Alexsam’s fraudulent inducement claim.  Following a hearing, the court denied the motion.  Trial is scheduled to begin in October 2011.  We plan to vigorously contest Alexsam’s claims, including Alexsam’s newly asserted claims, and to vigorously pursue our own claims.

ITEM 1A. Risk Factors

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Removed and Reserved

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibits

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSPEND HOLDINGS, INC.

	By:	/s/ Daniel R. Henry
Daniel R. Henry
Chief Executive Officer

May 16, 2011

Exhibit Index

Exhibit Number	Description of Exhibits

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002