Form 10-Q
period 2011-06-30
NetSpend Holdings, Inc.
filed 2011-08-08
CIK 1496623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from               to

Commission file number: 001-34915

NETSPEND HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2306550
(State of organization)	(I.R.S. Employer Identification No.)

701 BRAZOS STREET
SUITE 1300
AUSTIN, TEXAS	78701-2582
(Address of principal executive offices)	(Zip Code)

(512) 532-8200

(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The Registrant had 87,386,076 shares of common stock, par value $0.001 per share, outstanding as of August 2, 2011.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NetSpend Holdings, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2011 and December 31, 2010

(Unaudited)

	June 30,	December 31,
	2011	2010
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$63,995	$67,501
Accounts receivable, net of allowance for doubtful accounts of $231 and $147 as of June 30, 2011 and December 31, 2010, respectively	6,558	5,441
Prepaid card supply	1,519	1,605
Prepaid expenses	2,993	2,380
Other current assets	1,857	1,007
Income tax receivable	2,370	—
Deferred tax assets	3,132	3,916
Total current assets	82,424	81,850

Property and equipment, net	22,028	21,007
Goodwill	128,567	128,567
Intangible assets	23,977	25,739
Long-term investment	2,857	2,067
Other assets	7,431	4,673
Total assets	$267,284	$263,903

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$2,217	$2,850
Accrued expenses (includes $3,491 and $3,433 of accrued related party expenses as of June 30, 2011 and December 31, 2010, respectively)	20,372	25,067
Income tax payable	—	332
Cardholders’ reserve	3,698	4,789
Deferred revenue	966	1,333
Long-term debt, current portion	694	1,354
Total current liabilities	27,947	35,725

Long-term debt, net of current portion	58,500	58,500
Deferred tax liabilities	7,269	9,855
Other non-current liabilities	4,548	3,007
Total liabilities	98,264	107,087

Commitments and contingencies (Note 15)

Stockholders’ equity
Common stock, $0.001 par value; 225,000,000 shares authorized; outstanding: as of June 30, 2011 - 92,080,225 issued less 4,594,445 held in treasury and as of December 31, 2010 - 91,540,381 issued less 3,370,000 held in treasury	92	92
Treasury stock at cost	(22,425)	(11,374)
Additional paid-in capital	158,658	151,199
Accumulated other comprehensive loss	(352)	(1,142)
Retained earnings	33,047	18,041
Total stockholders’ equity	169,020	156,816

Total liabilities & stockholders’ equity	$267,284	$263,903

 See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)

Operating Revenues (includes $1,236 and $1,020 of related party revenues for the three months ended June 30, 2011 and 2010, respectively, and $2,879 and $2,258 for the six months ended June 30, 2011 and 2010, respectively)	$74,419	$67,447	$155,169	$136,967

Operating Expenses
Direct operating costs (includes $11,617 and $8,728 of related party expenses for the three months ended June 30, 2011 and 2010, respectively, and $25,714 and $19,094 for the six months ended June 30, 2011 and 2010, respectively)	35,489	30,304	75,622	63,017
Salaries, benefits and other personnel costs	12,788	13,504	27,721	26,583
Advertising, marketing and promotion costs	4,147	3,528	7,732	7,369
Other general and administrative costs (includes $53 and $71 of related party expenses for the three months ended June 30, 2011 and 2010, respectively, and $94 and $176 for the six months ended June 30, 2011 and 2010, respectively)	5,136	4,876	10,303	9,088
Depreciation and amortization	3,742	3,296	7,440	6,075
Settlements and other losses	—	300	—	4,300
Total operating expenses	61,302	55,808	128,818	116,432

Operating income	13,117	11,639	26,351	20,535

Other Income (Expense)
Interest income	30	40	50	46
Interest expense	(502)	(1,045)	(1,005)	(2,057)
Total other expense	(472)	(1,005)	(955)	(2,011)

Income before income taxes	12,645	10,634	25,396	18,524

Provision for income taxes	5,065	4,188	10,037	7,460

Net income	$7,580	$6,446	$15,359	$11,064

Net income per share of common stock:
Basic	$0.08	$0.08	$0.17	$0.13
Diluted	$0.08	$0.07	$0.16	$0.13

Shares used in the computation of earnings per share:
Basic	88,412	84,370	88,298	84,843
Diluted	92,824	86,438	93,295	86,103

See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2011

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
	(in thousands of dollars, except share data)

Balances at December 31, 2010	91,540,381	$92	(3,370,000)	$(11,374)	$151,199	$(1,142)	$18,041	$156,816

Repurchase of treasury stock	—	—	(1,186,200)	(10,694)	—	—	—	(10,694)
Tax withholding on restricted stock	—	—	(38,245)	(357)	—	—	—	(357)
Stock-based compensation	—	—	—	—	5,961	—	—	5,961
Excercise of options for common stock	288,229	—	—	—	561	—	—	561
Vesting of restricted stock	251,615	—	—	—	—	—	—	—
Tax benefit associated with stock options	—	—	—	—	1,032	—	—	1,032
Issuance costs of public offering	—	—	—	—	(95)	—	—	(95)
Unrealized gain on available-for-sale investment	—	—	—	—	—	790	—	790
Dividend equivalents paid	—	—	—	—	—	—	(353)	(353)
Net income	—	—	—	—	—	—	15,359	15,359
Balances at June 30, 2011	92,080,225	$92	(4,594,445)	$(22,425)	$158,658	$(352)	$33,047	$169,020

See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

	June 30,	June 30,
	2011	2010
	(in thousands of dollars)

Cash flows from operating activities
Net income	$15,359	$11,064
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,440	6,075
Amortization of debt issuance costs	163	265
Stock-based compensation	5,961	3,010
Tax benefit associated with stock options	(1,032)	(44)
Provision for cardholder losses	7,014	3,399
Deferred income taxes	(1,802)	(2,918)
Increase in cash surrender value of life insurance policies	(105)	—
Changes in operating assets and liabilities
Accounts receivable	(1,117)	(488)
Prepaid card supply	86	360
Prepaid expenses	(613)	(344)
Other current assets	(850)	128
Other long-term assets	(1,985)	(16)
Accounts payable and accrued expenses	(5,328)	2,224
Income tax payable	(1,670)	3,588
Cardholders’ reserve	(8,105)	(3,157)
Other liabilities	1,174	(569)
Net cash provided by operating activities	14,590	22,577

Cash flows from investing activities
Purchases of property and equipment	(4,750)	(4,269)
Long-term investment	—	(3,210)
Other	(831)	—
Net cash used in investing activities	(5,581)	(7,479)

Cash flows from financing activities
Dividend equivalents paid	(353)	(176)
Proceeds from the exercise of stock options	561	181
Tax benefit associated with stock options	1,032	44
Issuance costs of public offering	(95)	—
Principal payments on debt	(2,609)	(15,247)
Treasury stock purchase	(10,694)	(5,670)
Tax withholding on restricted stock	(357)	—
Net cash used in financing activities	(12,515)	(20,868)

Net change in cash and cash equivalents	(3,506)	(5,770)

Cash and cash equivalents at beginning of period	67,501	21,154
Cash and cash equivalents at end of period	$63,995	$15,384

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,296	$1,873
Cash paid for income taxes	13,470	7,235

Non-cash investing activities:
Capital lease entered into for the license of software	$1,949	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Organization and Business

Nature of Operations — NetSpend Holdings, Inc. (‘‘NetSpend’’ or the ‘‘Company’’) was formed as a Delaware corporation on February 18, 2004 in connection with the recapitalization of one of the Company’s current subsidiaries, NetSpend Corporation, which was founded in 1999. The Company operates in one reportable business segment to provide general purpose reloadable (‘‘GPR’’) prepaid debit and payroll cards and alternative financial service solutions to underbanked and other consumers in the United States. The Company’s products provide underbanked consumers with access to FDIC-insured depository accounts with a menu of pricing and features specifically tailored to their needs. The Company has an extensive distribution and reload network comprised of financial service centers and other retail locations throughout the United States.

The Company is an agent of FDIC-insured depository institutions that serve as the issuers of the Company’s card products. The Company has agreements with Meta Payment Systems (“MetaBank”), a division of Meta Financial Group, Inter National Bank, U.S. Bank, Sun Trust Bank and The Bancorp Bank (collectively, the ‘‘issuing banks’’) whereby the issuing banks issue MasterCard International (‘‘MasterCard’’) or Visa USA, Inc. (‘‘Visa’’) branded cards to customers. The Company’s products may be used to purchase goods and services wherever MasterCard and Visa are accepted or to withdraw cash via automatic teller machines (‘‘ATMs’’).

The Company’s common stock trades on the Nasdaq stock market under the symbol “NTSP.”

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of NetSpend and its subsidiaries do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). The Company’s significant accounting policies are disclosed in the notes to the audited consolidated financial statements included in the Company’s Annual Report (the “Annual Report”) on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 2, 2011. The condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2010 included in the Company’s Annual Report.   Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal, recurring nature considered necessary to be fairly stated. The condensed consolidated financial statements and accompanying footnotes reflect certain reclassifications that have been made to prior period information to conform to the current year presentation. These reclassifications had no effect on previously reported net income.

Use of Estimates —  The preparation of the Company’s financial statements requires management to make various estimates and it is reasonably possible that the circumstances under which these estimates were made could change in the relatively near term. Such a change could result in a material revision to management’s estimates, which could result in a material change to the Company’s financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report. The Annual Report provides additional disclosures regarding the nature of the estimates made by management in preparing the Company’s financial statements.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Significant Concentrations — Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. A significant portion of the Company’s cash is deposited in cash and money market funds at large depository institutions. The Company has not experienced any losses on its deposits to date. Accounts receivable as of June 30, 2011 and December 31, 2010 are primarily receivables due from cardholders for service fees and for interchange revenues due from card associations related to merchant point of sale transactions.

Cardholder funds and deposits related to the Company’s products are held at FDIC insured issuing banks for the benefit of the cardholders. Although the Company currently has agreements with five issuing banks, MetaBank holds a large majority of cardholder funds. In September 2010, the Company amended its agreement with Inter National Bank and agreed to transition the cards issued by Inter National Bank to another bank on or prior to July 2011, at which time Inter National Bank would cease serving as one of the Company’s issuing banks. In May 2011, the Company further amended its agreement with Inter National Bank to extend this transition date to September 30, 2011.  The failure of any of the Company’s issuing banks could have a material adverse effect on the Company’s business.

Interchange revenue, which is recorded net of sponsorship, licensing and processing fees charged by the card associations and network organizations for the services they provide in processing purchase transactions routed through their networks, represented approximately 22.2% and 21.0% of the Company’s revenues during the three months ended June 30, 2011 and 2010, respectively, and 23.4% and 21.5% during the six months ended June 30, 2011 and 2010, respectively.  The amounts of these fees are currently fixed by the card associations and network organizations in their sole discretion.  The enactment of the Dodd Frank Wall Street Reform and Consumer Protection Act in May 2010 and the issuance of final regulations under this Act in June 2011 has imposed limits on the interchange fees that can be paid to certain card issuers, effective October 2011.  The Company believes its programs are largely exempt from these restrictions.  See “Item 1A. — Risk Factors—Risks Relating to Our Business— Limitations on the amount of interchange fees that may be charged to merchants that accept our cards could decrease our revenues and negatively impact our business and financial performance” contained in this Quarterly Report on Form 10-Q.

During each of the three and six months ended June 30, 2011 and 2010, the Company derived more than one-third of its revenues from GPR cards sold through one of its third-party distributors, ACE Cash Express, Inc. (‘‘ACE’’). The Company’s current distribution agreement with ACE is effective through March 2016.

Note 2: Immaterial Error Correction

During the quarter ended March 31, 2011, management identified an error related to the accounting for excess tax benefits associated with the exercise of certain incentive stock options in conjunction with the Company’s initial public offering during the three months ended December 31, 2010. The Company reduced retained earnings and increased additional paid-in capital by approximately $1.0 million to correct this immaterial error on the Condensed Consolidated Balance Sheet as of December 31, 2010 contained in this Quarterly Report on Form 10-Q. The Company will revise its Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for the year ended December 31, 2010, and the Statement of Operations for the three months ended December 31, 2010, to reflect this correction in future filings that contain such financial statements, including the Company’s Annual Report on Form 10-K for the year ending December 31, 2011. The adjustments will increase previously reported income tax expense and decrease the previously reported net income for 2010 and for the fourth quarter of 2010 by approximately $1.0 million. Management does not consider these adjustments to be material to the

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Company’s prior period financial statements.  These adjustments do not impact the Condensed Consolidated Statements of Operations or the Condensed Consolidated Statements of Cash Flows contained in this Form 10-Q.

Note 3: Other Financial Data

Compensating Balances and Restricted Cash — The Company has established compensating balances at its issuing banks to offset overdrawn cardholder accounts. Some of these compensating balance accounts are included in the Company’s Condensed Consolidated Balance Sheets as cash and cash equivalents because there are no legal or contractual restrictions over the deposits in these accounts.  As of both June 30, 2011 and December 31, 2010 these compensating balances totaled $0.3 million.

Restricted cash is cash with statutory or contractual restrictions that prevent it from being used in the Company’s operations. Restricted cash is classified in other current assets on the Company’s Condensed Consolidated Balance Sheets. The Company had restricted cash of $0.4 million and $0.8 million as of June 30, 2011 and December 31, 2010, respectively.

Cardholders’ Reserve — The Company is exposed to losses due to cardholder fraud, default and other forms of cardholder activity, as well as losses due to non-performance of third parties. The Company establishes a reserve for the losses it estimates will arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to non-delivery of goods or services. These reserves are established based upon historical loss and recovery rates and cardholder activity for which specific losses can be identified. The cardholders’ reserve was approximately $3.7 million and $4.8 million as of June 30, 2011 and December 31, 2010, respectively. The provision for cardholder losses is included in direct operating costs in the Condensed Consolidated Statements of Operations.

Establishing the reserve for cardholder losses is an inherently uncertain process and the actual losses experienced by the Company may vary from the current estimate. Any such variation could be material and adverse. The Company regularly updates its reserve estimate as new facts become known and events occur that may impact the settlement or recovery of losses.

Note 4: Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to the guidelines on presenting comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments are effective for the first reporting period beginning after December 15, 2011, and are to be applied retrospectively.  The adoption of these amendments is not expected to have a material impact on the Company’s consolidated financial statements.

Note 5:  Investments

In 2010, the Company purchased 150,000 shares of the common stock of Meta Financial Group (“MFG”), the holding company of MetaBank, one of the Company’s issuing banks, for $3.2 million. The investment in MFG is an available-for-sale security and is included in the Condensed Consolidated Balance Sheets as a long-term investment. As of June 30, 2011, the fair value of the Company’s investment in MFG was $2.9 million.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6: Property and Equipment

Property and equipment consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(in thousands of dollars)

Computer and office equipment	$16,536	$13,983
Computer software	28,555	26,568
Furniture and fixtures	1,419	1,368
Leasehold improvements	1,631	1,625
Construction in progress	4,261	2,579
	52,402	46,123
Less: accumulated depreciation	(30,374)	(25,116)
	$22,028	$21,007

Property and equipment are assessed for impairment whenever events or circumstances indicate the carrying value of an asset group may not be fully recoverable by comparing the carrying value of the asset group to the total future undiscounted cash flows associated with it. Impairment is recorded for long-lived assets equal to the excess of the carrying amount of the asset group over its estimated fair value. During the six months ended June 30, 2011, there were no events or circumstances indicating that the Company’s long-lived assets were impaired.

During the three months ended June 30, 2011, the Company modified a capital lease arrangement with a software provider, extending it for one year. The capital lease arrangement resulted in the purchase of $1.9 million of computer software, which is included in property and equipment on the Company’s Condensed Consolidated Balance Sheets.

Depreciation expense for the three months ended June 30, 2011 and 2010 was approximately $2.9 million and $2.5 million, respectively.  Depreciation expense for the six months ended June 30, 2011 and 2010 was approximately $5.7 million and $4.5 million, respectively.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7: Intangible Assets

Intangible assets consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(in thousands of dollars)
Distributor and partner relationships	$26,426	$26,426
Trademarks and tradenames	10,615	10,615
Developed technology	7,261	7,261
Other	172	172
	44,474	44,474
Less: Accumulated amortization	(20,497)	(18,735)
	$23,977	$25,739

Amortization expense for the three months ended June 30, 2011 and 2010 was $0.9 million and $0.8 million, respectively.  Amortization expense for the six months ended June 30, 2011 and 2010 was $1.8 million and $1.6 million, respectively.

Note 8: Accrued Expenses

Accrued expenses as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010
	(in thousands of dollars)
Commissions payable to distributors	$5,797	$4,986
Accrued wages and related personnel expenses	3,531	8,541
Marketing and professional fees	3,464	2,740
Processor and association fees	2,445	2,228
Call center expenses	1,013	2,974
Other accrued expenses	4,122	3,598
	$20,372	$25,067

Note 9: Debt

As of June 30, 2011, the Company’s outstanding debt included $0.7 million of short-term borrowings associated with a capital lease entered into for software licenses and $58.5 million of long-term borrowings under the Company’s revolving credit facility with Sun Trust Bank as administrative agent.  During the three months ended June 30, 2011, the Company modified a $1.9 capital lease arrangement with a software provider, extending it for one year.  Payment of $1.9 million for the capital lease was made in June 2011.  Outstanding balances under the Company’s revolving credit facility are scheduled to mature in September 2015. During the six months ended June 30, 2011, the outstanding borrowings under this facility bore interest at a weighted average rate of 2.8%.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 10: Fair Value of Assets and Liabilities

Fair value is defined in U.S. GAAP as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between arms-length market participants at the measurement date. When determining the fair value for applicable assets and liabilities, the Company considers the principal or most advantageous market in which it would transact and considers assumptions market participants would typically use when pricing the asset or liability, such as inherent risk, applicable transfer restrictions and the perceived risk of nonperformance.

The Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable and accrued expenses, long-term investments and current and non-current borrowings. As of June 30, 2011 and December 31, 2010, the fair values of cash, cash equivalents, accounts receivable, and accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments. As of June 30, 2011 and December 31, 2010 the Company’s long-term investment in MFG (see “Note 5”) was recorded at its fair value based on a quoted price in an active market.

As of June 30, 2011 and December 31, 2010, the fair value of the Company’s outstanding borrowings under its revolving credit agreement approximated their carrying value based on prevailing market rates for borrowings with similar ratings and maturities.

Note 11: Stockholders’ Equity

Treasury stock is accounted for under the cost method and is included as a component of stockholders’ equity.  During the six months ended June 30, 2010, the Company repurchased 1,500,000 shares of its common stock for $5.7 million.  In June 2011, the Company’s board of directors approved a $25 million share repurchase program.  The share repurchases are being made in the open market, through block trades, through 10b5-1 plans, in privately negotiated transactions or otherwise.  During the three months ended June 30, 3011, the Company repurchased 1,186,200 shares of common stock for $10.7 million pursuant to this program.  See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Issuer’s Purchases of Equity Securities” contained in this Quarterly Report on Form 10-Q.

Certain of the stock options issued to the Company’s Chief Executive Officer (“CEO”) prior to the Company’s initial public offering contain rights to dividend equivalents.  The dividend equivalents relate to dividends paid by the Company in 2008 and are paid when the underlying options vest.  The Company paid $0.4 million and $0.2 million in dividend equivalents during the six months ended June 30, 2011 and 2010, respectively.

Note 12: Share Based Payment

During the six months ended June 30, 2011, the Company granted 1,624,129 options with a fair value of $11.6 million to officers and employees and issued 15,269 shares of restricted stock with a fair value of $0.2 million to members of its Board of Directors under the Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”).  The options generally vest in four equal annual installments on each of the four anniversaries of the grant date.  The restricted stock vests upon the first anniversary of the grant date.  Compensation expense associated with these equity awards is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the assumptions used to value options issued during the six months ended June 30, 2011:

Expected volatility	49.4% - 50.2%
Expected dividend yield	—
Expected term	6.0 - 7.0 years
Risk free rate	3.1% - 3.4%
Weighted average fair value of options at grant date	$7.12

Note 13:  Comprehensive Income

The Company’s comprehensive income is included as a component of stockholders’ equity and is composed of net income and unrealized gains and losses on investments designated as available-for-sale. As of June 30, 2011, the Company had an unrealized loss of $0.3 million, net of tax, related to the difference between the fair value of the Company’s long-term investment in MFG (see “Note 5”) of $2.9 million on June 30, 2011 and its $3.2 million purchase price.

The following table presents the calculation of comprehensive income:

	Six Months Ended
	June 30,
	2011	2010
	(in thousands of dollars)
Net income	$15,359	$11,064
Unrealized holding gain on investment, net of tax	790	823
Comprehensive income	$16,149	$11,887

Note 14: Earnings Per Share

Basic earnings per common share is calculated by dividing net income  available to common stockholders by the number of weighted average common shares issued and outstanding for the period.  The Company calculates basic and diluted earnings per share using the treasury stock method, the if-converted method and the two-class method, as applicable.

Upon completion of the Company’s initial public offering (“IPO”) in October 2010, all of the Company’s class A common stock was reclassified as common stock. In addition, promptly following the IPO, all of the Company’s class B common stock was transferred to members of Skylight Holdings I, LLC, which had the effect of converting all of the Company’s outstanding class B common stock into shares of common stock on a one-for-one basis.  Only one class of common stock existed during the six months ended June 30, 2011.

Certain of the CEO’s stock options contain rights to dividend equivalents.  These options are considered participating securities to the extent vested.  In calculating basic earnings per share using the two-class method, earnings available to participating securities are excluded from net income available to common shareholders.

Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares issued and outstanding for the period, plus amounts representing the dilutive effect of stock options, warrants and restricted stock, as applicable. The Company calculates dilutive potential common shares using the treasury stock method, which

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

assumes that the Company will use the proceeds from the exercise of stock options and warrants to repurchase shares of common stock to hold in its treasury stock reserves.

During the three months ended June 30, 2011 and 2010, the potential dilutive effect of 2.0 million and 2.1 million stock options, respectively, were excluded from the computation of diluted weighted average shares outstanding because they were anti-dilutive.  During the six months ended June 30, 2011, the potential dilutive effect of 1.7 million stock options was excluded from the computation of diluted weighted average shares outstanding because they were anti-dilutive.  During the six months ended June 30, 2010, the potential dilutive effect of 5.7 million stock options and restricted stock awards were excluded from the computation of diluted weighted average shares outstanding because they were anti-dilutive.  These excluded options and awards could potentially dilute earnings per share in the future.

The following is a reconciliation of the numerator (net income) and the denominator (weighted average number of common shares) used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011		2010
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic earnings per share:
Net income	$7,580	$—	$5,648	$798
Less: Earnings distributed to participating securities	—	—	—	—
Less: Undistributed earnings allocated to participating securities	(124)	—	(56)	(8)
Undistributed earnings available to common stockholders	$7,456	$—	$5,592	$790
Weighted-average shares outstanding used in basic calculation	88,412	—	73,921	10,449
Basic earnings per share	$0.08	$—	$0.08	$0.08

Diluted earnings per share:
Undistributed earnings available to common stockholders	$7,456	$—	$5,592	$790
Add: Earnings distributed to participating securities	—	—	—	—
Add: Undistributed earnings allocated to participating securities	124	—	64	—
Add: Reallocation of undistributed earnings as a result of conversion of class B to common stock	—	—	790	—
Net income	$7,580	$—	$6,446	$790

Weighted-average shares outstanding used in in basic calculation	88,412	—	73,921	10,449
Weighted average effect of dilutive securities:
Conversion of class B to common stock outstanding	—	—	10,449	—
Options	4,222	—	1,430	—
Warrants	—	—	545	—
Restricted stock	190	—	93	34
Weighted-average shares outstanding used in diluted calculation	92,824	—	86,438	10,483
Diluted earnings per share	$0.08	$—	$0.07	$0.08

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2011		2010
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic earnings per share:
Net income	$15,359	$—	$9,709	$1,355
Less: Earnings distributed to participating securities	(353)	—	(155)	(21)
Less: Undistributed earnings allocated to participating securities	(262)	—	(100)	(14)
Undistributed earnings available to common stockholders	$14,744	$—	$9,454	$1,320
Weighted-average shares outstanding used in basic calculation	88,298	—	74,449	10,394
Basic earnings per share	$0.17	$—	$0.13	$0.13

Diluted earnings per share:
Undistributed earnings available to common stockholders	$14,744	$—	$9,454	$1,320
Add: Earnings distributed to participating securities	353	—	176	—
Add: Undistributed earnings allocated to participating securities	262	—	114	—
Add: Reallocation of undistributed earnings as a result of conversion of class B to common stock	—	—	1,320	—
Add: Reallocation of undistributed earnings to class B shares	—	—	—	8
Net income	$15,359	$—	$11,064	$1,328

Weighted-average shares outstanding used in in basic calculation	88,298	—	74,449	10,394
Weighted average effect of dilutive securities:
Conversion of class B to common stock outstanding	—	—	10,394	—
Options	4,721	—	788	—
Warrants	—	—	435	—
Restricted stock	276	—	37	16
Weighted-average shares outstanding used in diluted calculation	93,295	—	86,103	10,410
Diluted earnings per share	$0.16	$—	$0.13	$0.13

Note 15: Commitments and Contingencies

Operating Leases

The Company has commitments under operating lease agreements, principally a commitment for office space which extends through May 31, 2017. During the three months ended June 30, 2011, the Company executed leases for office space in Austin, Texas and Leawood, Kansas.  During the six months ended June 30, 2011, the Company also executed a lease for office space in Atlanta, Georgia.

As of June 30, 2011, future minimum operation lease commitments under non-cancelable leases were as follows:

(in thousands of dollars)

Remainder of 2011	$717
2012	821
2013	1,027
2014	983
2015	1,036
Thereafter	1,508
Total minimum payments	$6,092

Rent expense was $0.4 million for each of the three months ended June 30, 2011 and 2010. Rent expense was $0.7 million for each of the six months ended June 30, 2011 and 2010.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Service Agreements

The Company has agreements with various members of the Company’s distribution network and third-party vendors to provide card issuance services, card processing services, internet data center services, advertising and other consulting services. The Company generally makes payments under these agreements on a monthly basis.  The remaining term of these agreements ranges from one to four years.

As of June 30, 2011, future minimum commitments under non-cancelable service agreements were as follows:

(in thousands of dollars)

Remainder of 2011	$5,097
2012	14,554
2013	8,896
2014	4,480
2015	1,038
Thereafter	—
Total minimum payments	$34,065

Guarantees

A significant portion of the Company’s business is conducted through retailers that provide load and reload services to cardholders at their locations. Members of the Company’s distribution and reload network collect cardholders’ funds and remit them by electronic transfer directly to the issuing banks for deposit in the cardholder accounts. The Company does not take possession of cardholders’ funds at any time during the settlement process. The Company’s issuing banks typically receive cardholders’ funds no earlier than three business days after they are collected by the retailer. If any retailer fails to remit cardholders’ funds to the Company’s issuing banks, the Company typically reimburses the issuing banks for the shortfall created thereby. The Company manages the risk associated with this process through a formalized set of credit standards, volume limits and deposit requirements for certain retailers and by typically maintaining the right to offset any settlement shortfall against the commissions payable to the relevant retailer. To date, the Company has not experienced any significant losses associated with settlement failures and the Company had not recorded a settlement guarantee liability as of June 30, 2011 or December 31, 2010. As of June 30, 2011 and December 31, 2010, the Company’s estimated gross settlement exposure was $9.4 million and $13.9 million, respectively.

Cardholders can incur charges in excess of the funds available in their card accounts and are liable for the resulting overdrawn account balance. Although the Company generally declines authorization attempts for amounts that exceed the available balance in a cardholder’s account, the application of card association and network organization rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees, among other things, can result in overdrawn card accounts. The Company also provides, as a courtesy and at its discretion, certain cardholders with a “cushion” which allows them to overdraw their card accounts. In addition, eligible cardholders may enroll in the issuing banks’ overdraft protection programs and fund transactions that exceed the available balance in their accounts. The Company generally provides the funds used as part of this overdraft program (MetaBank will advance the first $1.0 million on behalf of its cardholders) and is responsible to the issuing banks for any losses associated with any overdrawn account balances. As of June 30, 2011 and December 31, 2010, the Company’s reserves related to the risk that it may not recover

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

cardholders’ overdrawn account balances were $3.7 million and $4.8 million, respectively. As of June 30, 2011 and December 31, 2010, cardholders’ overdrawn account balances totaled $8.5 million and $6.9 million, respectively.

Alexsam Litigation

On October 24, 2007, Alexsam, Inc. filed suit against the Company in the District Court of Travis County, Texas, 419th Judicial District, asserting breach of a license agreement entered into between the Company and Alexsam in 2004 and seeking monetary damages, attorneys’ fees, costs and interest.  The license agreement was entered into by the parties following Alexsam’s assertion and subsequent dismissal without prejudice of a claim of patent infringement filed by Alexsam against the Company in 2003. The Company has asserted counterclaims against Alexsam for breach of contract. In April 2010, the Company filed a motion for summary judgment, and following a hearing, the court denied the motion without substantive comment. In October 2010, Alexsam filed an amended petition, which added a claim by Alexsam that NetSpend fraudulently induced Alexsam to give up its prior patent infringement claims against NetSpend and enter into the license agreement.  In November 2010, the Company removed the case to the United States District Court for the Western District of Texas.  On January 7, 2011, the federal court remanded the case back to the Travis County District Court for the 419th Judicial District for further proceedings.  In February 2011, the Company filed a motion for partial summary judgment on Alexsam’s fraudulent inducement claim.  Following a hearing, the court denied the motion.  Trial was previously scheduled to begin in October 2011, but this date has been moved to April 2012.  The Company plans to vigorously contest Alexsam’s claims, including Alexsam’s newly asserted claims, and to vigorously pursue its own claims.

Katz Settlement

In 2008, the Company received a letter from Ronald A. Katz Technology Licensing, L.P. (“RAKTL”), which contained an offer for the Company to acquire a license under the RAKTL portfolio of patents. In March 2010, the Company recorded a $4.0 million contingent loss as a result of substantive discussions and negotiations it held with RAKTL in early 2010. In July 2010, the Company and RAKTL reached an agreement on the matter. In accordance with the agreement, the Company paid RAKTL a total of $3.5 million in exchange for a release from potential infringement liability related to the Company’s possible use of RAKTL patents. As part of the agreement, the Company also acquired a non-exclusive license related to certain pending RAKTL patents. The initial $4.0 million contingent loss was reversed and a $3.5 million loss was recorded in settlements and other losses on the Condensed Consolidated Statement of Operations.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 16: Employee Benefit Plans

The Company has established a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation, not to exceed a federally specified maximum ($16,500 for 2011, plus $5,500 for employees age 50 or older), on a pre-tax basis. The Company contributes to the program by matching funds based on a percentage of the employee’s contribution.  The Company matches 100% of the first 3% of wages contributed by an employee and 50% of the next 2% of wages contributed by that employee.  The Company is also permitted to make a profit-sharing contribution as determined annually at the discretion of the board of directors. For each of the three months ended June 30, 2011 and 2010, the Company’s match under the 401(k) Plan was approximately $0.2 million.  For the six months ended June 30, 2011 and 2010, the Company’s match under the 401(k) Plan was approximately $0.5 million and $0.4 million, respectively.  No profit-sharing contributions were made during the three or six months ended June 30, 2011 and 2010.

The Company has a deferred compensation plan (the “Deferral Plan”) for the benefit of those employees who qualify for inclusion. Participating employees may defer a certain percentage of their base salary and annual bonus.  These percentages are determined on an annual basis by the Company’s compensation committee.  For the current Deferral Plan year, participating employees may defer up to 80% of their salary and 100% of their annual bonus. Amounts deferred by a participant are credited with earnings and investment gains and losses by assuming that the deferral was invested in one or more investment options selected by the participants from a family of mutual funds chosen by the Company. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of the participating employees. The amount of any Company contributions is discretionary and subject to change. The Company did not make any contributions to the Deferral Plan during the three and six months ended June 30, 2011 and 2010. Each employee’s deferrals, together with any earnings thereon, are accrued as part of the unsecured, long-term liabilities of the Company. The deferred compensation liability was $1.5 million and less than $0.1 million at June 30, 2011 and December 31, 2010, respectively.

To offset this liability, the Company has purchased life insurance policies on some of the plan participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash to help fund the Company’s obligations under the Deferral Plan. The Company intends to hold the life insurance policies until the death of the plan participants. The net cash surrender value of these life insurance policies was $1.5 million and $0.6 million at June 30, 2011 and December 31, 2010, respectively. The values of the life insurance policies and the related Company obligation are included on the accompanying Condensed Consolidated Balance Sheets in other assets and other non-current liabilities, respectively.

Note 17: Related Party Transactions

ACE

JLL Partners Fund IV, LP and JLL Partners Fund V, LP (collectively “the JLL Funds”) own approximately 97% of ACE Cash Express, Inc. (“ACE”), the Company’s largest distributor. The JLL Funds beneficially owned more than five percent of the Company’s outstanding common stock as of June 30, 2011. The Company incurred expenses from transactions with ACE of $9.3 million and $6.9 million for the three months ended June 30, 2011 and 2010, respectively, and $20.7 million and $15.6 million for the six months ended June 30, 2011 and 2010, respectively. Although revenues generated from

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

cardholders acquired at ACE locations represent more than one-third of the Company’s revenues in the three and six months ended June 30, 2011 and June 30, 2010, the portion of those revenues earned from transactions directly with ACE were $1.1 million and $1.0 million for the three months ended June 30, 2011 and 2010, respectively, and $2.5 million and $2.3 million for the six months ended June 30, 2011 and 2010, respectively. As of both June 30, 2011 and December 31, 2010, $2.8 million was payable to ACE.

Sutherland

Oak Investment Partners X, LP and Oak X Affiliates Fund, LP (collectively “Oak”) own in excess of 10% of Sutherland Global Services, Inc. (“Sutherland”), one of the Company’s external customer service providers. Oak beneficially owned more than five percent of the Company’s outstanding common stock as of June 30, 2011. The Company incurred expenses from transactions with Sutherland of $2.1 million and $1.8 million during the three months ended June 30, 2011 and 2010, respectively, and $4.7 million and $3.5 million during the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011 and December 31, 2010, $0.7 million and $0.6 million, respectively, was payable to Sutherland.

Vesta

Oak owns in excess of 10% of Vesta Corporation (“Vesta”), one of the Company’s partners within its reload network. The Company incurred expenses from transactions with Vesta of $0.2 million during the three months ended June 30, 2011 and $0.4 million during the six months ended June 30, 2011.  Additionally, the Company earned revenues from transactions with Vesta of $0.2 million during the three months ended June 30, 2011 and $0.4 million during the six months ended June 30, 2011.  The Company incurred no expenses and earned no revenues from transactions with Vesta during the three and six months ended June 30, 2010.

Birardi

The Company incurred expenses of less than $0.1 million during each of the three months ended June 30, 2011 and 2010, and less than $0.1 million and $0.2 million during the six months ended June 30, 2011 and 2010, respectively, for charges related to the use by the Company’s CEO of an airplane owned by Birardi Investments, LLC (“Birardi”).  Birardi is an airplane leasing company that is partially owned by the CEO.

Henry CJ1 LLC

The Company incurred expenses of less than $0.1 million during the three and six months ended June 30, 2011 for charges related to the use by the Company’s CEO of an airplane owned by Henry CJ1, LLC (“Henry CJ1”).  Henry CJ1 is an airplane leasing company that is owned by the CEO.  The Company incurred no such expenses during the three and six months ended June 30, 2010.

Note 18: Subsequent Events

In July 2011, the Company repurchased 709,246 shares of common stock for $6.8 million pursuant to the Company’s share repurchase program (see “Note 11”).

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

We have built an extensive and diverse distribution and reload network in the United States to support the marketing and ongoing use of our GPR cards. We market our cards through multiple channels, including retail distributors, direct-to-consumer and online marketing programs and to corporate employers as an alternative method of wage payment for their employees. Beginning in 2008, we decided to focus primarily on our GPR cards, and we ceased marketing gift cards entirely as of August 21, 2010.

We have developed a proprietary, fully-integrated operational and technology platform. Our in-house platform is end-to-end in that it encompasses the critical functions required for us to acquire cardholders, process transactions, maintain account-level data, communicate with cardholders, manage risk, ensure regulatory compliance and connect to our issuing banks and distributors. These integrated capabilities allow us to customize our products and services for different markets, distribution channels and customer segments. Further, by processing transactions on our own platform, we gain unique and extensive insight into the attitudes, characteristics and purchasing behavior of our cardholders.

We have agreements with FDIC-insured depository institutions that serve as the issuers of our GPR cards. Our cardholders may use their GPR cards to make purchase transactions at any merchant that participates in the MasterCard, Visa or PULSE networks and to withdraw funds from participating ATMs. MetaBank holds the majority of our cardholder funds. In January 2010, we acquired approximately 4.9% of the outstanding equity interests in Meta Financial Group, Inc. (“MFG”), MetaBank’s holding company.

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

Recent Developments

MetaBank Announcement

On July 18, 2011, MetaBank publicly disclosed that it stipulated and consented to a Cease and Desist Order (the “Order”) issued by the Office of Thrift Supervision, now the Office of the Comptroller of the Currency (“OCC”). Under the Order, MetaBank remains subject to the Supervisory Directives issued by the OTS (the “OTS Directives”) in October 2010 (as previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the Securities and Exchange Commission on November 10, 2010). Under the OTS Directives, MetaBank is required to obtain prior written approval of the OCC to, among other things, enter into any new third party relationship agreements concerning any credit or deposit product (including prepaid access), or materially amend any such existing agreement.

Based on further communications between MetaBank and OTS, we understand that the OTS Directives will require MetaBank to obtain OCC approval prior to MetaBank executing third party agency agreements with new distributor relationships established by existing program managers such as NetSpend. This means that we remain unable, without MetaBank obtaining the prior written approval of OCC, to enter into new agreements with distributors that are also required to enter into third party agency agreements with MetaBank, which would include any retail distributors that have the capability to distribute cards issued by MetaBank and accept funds to be loaded onto those cards. Our programs that do not involve retail distributors that accept funds to be loaded onto cards, such as our direct-to-consumer and online marketing programs and our non-standard auto insurance marketing relationships, do not require third party agency agreements with our issuing banks. Similarly, as a general matter extensions or renewals of our existing distributor agreements do not require execution of new or amended third party agency agreements with our issuing banks, including MetaBank. Therefore, MetaBank expects to be able to continue to service its existing third party relationship agreements, which would include our card program management agreement and its existing third party agency agreements with our distributors, consistent with their terms and the OTS Directives. We are also actively pursuing our own money transmitter licenses in the jurisdictions where we do not currently have them in order to reduce our dependence on the ability of our issuing banks to enter into agency relationships with proposed new distributors.

Issuing Bank Diversification

We are pursuing a bank diversification strategy pursuant to which we intend to diversify our cards among at least three issuing banks. We are focused on doing so in a manner that balances our diversification strategy with the protection of existing cardholder and direct deposit relationships and other operational considerations. In furtherance of this strategy, in January 2011, we entered into an agreement with The Bancorp Bank pursuant to which The Bancorp Bank will serve as a new issuing bank for our new and existing card programs. The Bancorp Bank began issuing our cards in a pilot program in April 2011 and we are working diligently with The Bancorp Bank on a more extensive rollout. We are also continuing our discussions with other prospective issuing banks.

In May 2011, we amended our agreement with Inter National Bank to extend the date by which we agreed to transition our cards issued by Inter National Bank to another bank from July 2011 to September 2011.

For a discussion of the risks associated with moving these banking services to another provider, see “Risk Factors—Risks Relating to Our Business—The loss of, or change to, our relationships with MetaBank or our other issuing banks could adversely affect our business, results of operations and financial position” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Interchange Regulations

In July 2010, the U.S. Congress adopted legislation which requires the amount of interchange fees charged to merchants in connection with transactions utilizing traditional debit cards and certain prepaid cards issued by financial institutions that, together with their affiliates, have assets of $10 billion or more to be reasonable and proportionate to the costs of the underlying transactions. The new legislation also generally gave the Federal Reserve Board (the “FRB”) the power to regulate the amount of such interchange fees and required the FRB to promulgate regulations establishing standards for determining when interchange fees are reasonable and proportionate to the costs of the underlying transactions. The FRB published final regulations in June 2011. For a discussion of the impact these final regulations are expected to have on our business, see “Item 1A. — Risk Factors—Risks Relating to Our Business—Limitations on the amount of interchange fees that may be charged to merchants that accept our cards could decrease our revenues and negatively impact our business and financial performance” contained in this Quarterly Report on Form 10-Q.

Share Repurchase Program

On June 13, 2011, we announced a $25 million share repurchase program.  The share repurchases are being made on the open market, through block trades, through 10b5-1 plans, in privately negotiated transactions or otherwise. The repurchase program commenced June 15, 2011 and is authorized to continue for a period of up to 12 months. The amount of shares purchased and the timing of the purchases are based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. We intend to hold the repurchased shares in treasury for general corporate uses. As of June 30, 2011, we had purchased 1,186,200 shares at an average price of $8.99 per share pursuant to this program.  See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Issuer’s Purchases of Equity Securities” contained in this Quarterly Report on Form 10-Q.

Florida Attorney General Subpoena

In June 2011, we, along with a number of other participants in the prepaid debit card industry, received a subpoena from the Florida Attorney General’s office requesting information regarding our marketing materials, the fees we charge to cardholders and the disclosures we provide to them.  We completed our initial documentary response to this request in June 2011.  We believe that our programs comply in all material respects with applicable law and we are cooperating with this review.

Anti-Money Laundering Regulations

On July 26, 2011, the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN, issued a final rule regarding the applicability of the Bank Secrecy Act’s anti-money laundering provisions to “prepaid access” products and services. This rulemaking clarifies the anti-money laundering obligations for entities, such as us and our distributors, engaged in the provision and sale of prepaid access cards, such as our GPR cards. For a discussion of the impact this final rule is expected to have on our business, see “Item 1A. — Risk Factors—Risks Relating to Our Business—Our card programs are subject to strict regulation under federal law regarding anti-money laundering and anti-terrorist financing. Failure to comply with such laws, or abuse of our card programs for purposes of money laundering or terrorist financing, could have a material adverse impact on our business.” contained in this Quarterly Report on Form 10-Q.

Key Business Metrics

As a leading provider of GPR cards and related alternative financial services to underbanked consumers, we evaluate a number of business metrics to monitor our performance and manage our business. We believe the following metrics are the primary indicators of our performance.

Number of Active Cards with Direct Deposit — represents the number of our active cards that have had a direct deposit load within the previous 90 days.  We had 771,000 and 615,000 direct deposit active cards as of June 30, 2011 and 2010, respectively.

Percentage of Active Cards with Direct Deposit — represents the percentage of our active GPR cards that have had a direct deposit load within the previous 90 days. The percentage of our active cards that were direct deposit active cards as of June 30, 2011 and 2010 was 36.7% and 30.8%, respectively.

Gross Dollar Volume (“GDV”) — represents the total dollar volume of debit transactions and cash withdrawals made using our GPR cards. Our gross dollar volume was $2.6 billion and $2.3 billion for the three months ended June 30, 2011 and 2010, respectively, and $5.8 billion and $4.9 billion for the six months ended June 30, 2011 and 2010, respectively. Approximately 77.2% and 70.3% of the gross dollar volume for the three months ended June 30, 2011 and 2010, respectively, was made using active cards with direct deposit. Approximately 76.1% and 69.0% of the gross dollar volume for the six months ended June 30, 2011 and 2010, respectively, was made using active cards with direct deposit.

Number of Active Cards — represents the total number of our GPR cards that have had a PIN-, or signature-based purchase transaction, a load transaction at a retailer location or an ATM withdrawal within the previous 90 days. We had approximately 2.1 million and 2.0 million active cards as of June 30, 2011 and 2010, respectively.

Operating Revenues

Our operating revenues primarily consist of compensation for the services we provide to our issuing banks and result from cardholder service fees and interchange revenues.

Cardholders are charged fees in connection with our products and services as follows:

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

•                  Customer Service and Maintenance — Cardholders are typically charged fees for balance inquiries made through the Company’s customer service centers. Cardholders are also charged a monthly maintenance fee after a specified period of inactivity.

•                  Additional Products and Services — Cardholders are charged fees associated with additional products and services offered in connection with certain of our GPR cards, including overdraft protection through our issuing banks, a variety of bill payment options, custom card designs and card-to-card transfers of funds through our customer service.

•                  Other — Cardholders are charged fees in connection with the acquisition of our GPR cards at retailers.

Our operating revenues also include fees charged to retail distributors in connection with the reload of our GPR cards at their locations and interest earned, if any, on cardholder funds maintained at MetaBank, although under our current arrangement with MetaBank we would only be entitled to receive interest on cardholder funds if market interest rates rose significantly above current levels.

We earn revenues from a portion of the interchange fees remitted by merchants when cardholders make purchases using our prepaid debit cards. Interchange revenues are fixed by the card associations and network organizations. Interchange revenues are recognized net of sponsorship, licensing and processing fees charged by the card associations and network organizations for services they provide in processing transactions routed through their networks.

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

Income Tax Expense

Income tax expense primarily consists of corporate income taxes related to profits resulting from our ongoing operations.

Condensed Consolidated Statements of Operations Data (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands of dollars)

Operating Revenues	$74,419	$67,447	$155,169	$136,967

Operating Expenses
Direct operating costs	35,489	30,304	75,622	63,017
Salaries, benefits and other personnel expenses	12,788	13,504	27,721	26,583
Advertising, marketing and promotion costs	4,147	3,528	7,732	7,369
Other general and administrative costs	5,136	4,876	10,303	9,088
Depreciation and amortization	3,742	3,296	7,440	6,075
Settlements and other losses	—	300	—	4,300
Total operating expenses	61,302	55,808	128,818	116,432

Operating income	13,117	11,639	26,351	20,535

Other Income (Expense)
Interest income	30	40	50	46
Interest expense	(502)	(1,045)	(1,005)	(2,057)
Total other expense	(472)	(1,005)	(955)	(2,011)

Income before income taxes	12,645	10,634	25,396	18,524

Provision for income taxes	5,065	4,188	10,037	7,460

Net income	$7,580	$6,446	$15,359	$11,064

Consolidated Statements of Operations Data as a Percentage of Total Revenues (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating Revenues	100.0%	100.0%	100.0%	100.0%

Operating Expenses
Direct operating costs	47.7	44.9	48.7	46.1
Salaries, benefits and other personnel expenses	17.2	20.0	17.9	19.4
Advertising, marketing and promotion costs	5.5	5.2	5.0	5.4
Other general and administrative costs	6.9	7.2	6.6	6.6
Depreciation and amortization	5.0	4.9	4.8	4.4
Settlements and other losses	—	0.5	—	3.1
Total operating expenses	82.3	82.7	83.0	85.0

Operating income	17.7	17.3	17.0	15.0

Other Income (Expense)
Interest income	—	—	—	—
Interest expense	(0.7)	(1.5)	(0.6)	(1.5)
Total other expense	(0.7)	(1.5)	(0.6)	(1.5)

Income before income taxes	17.0	15.8	16.4	13.5

Provision for income taxes	6.8	6.2	6.5	5.4

Net income	10.2%	9.6%	9.9%	8.1%

Comparison of Three Months Ended June 30, 2011 and 2010 (unaudited)

Operating Revenues

Operating Revenues — Our operating revenues totaled $74.4 million in the three months ended June 30, 2011, an increase of $7.0 million, or 10.3%, from the comparable period in 2010. Service fees represented approximately 77.8% of our revenue for the three months ended June 30, 2011 with the balance of our revenue consisting of interchange fees. Service fee revenue increased $4.6 million, or 8.6%, from $53.3 million in the three months ended June 30, 2010 to $57.9 million in the comparable period in 2011. The increase in service fee revenue was substantially driven by the expansion of product features across our direct deposit customer base and, to a lesser extent, a 5% increase in the number of active cards outstanding.

Interchange revenue represented approximately 22.2% of our operating revenues for the three months ended June 30, 2011. Interchange revenue increased $2.4 million, or 17.0%, from $14.1 million in the three months ended June 30, 2010 to $16.5 million in the comparable period in 2011. This increase was primarily the result of a 13.0% increase in our gross dollar volume, combined with more favorable rates on some of our interchange revenue contracts negotiated during the later part of 2010.

Our total operating revenues of $74.4 million in the three months ended June 30, 2011 were comprised of $74.0 million related to our GPR cards and $0.4 million related to our gift cards. Our GPR card related revenues increased by $8.4 million, or 12.8%, from the comparable period in 2010. Our gift card related revenues decreased by $1.5 million, or 79.0%, from the comparable period in 2010 as we ceased marketing gift cards in August 2010.

Operating Expenses

The following table presents the breakdown of our operating expenses among direct operating costs, personnel costs, advertising and marketing costs, other general and administrative costs, depreciation and amortization and other components of operating expenses:

	Three Months Ended June 30,
	2011		2010
	Amount	Percentage of Total Operating Revenues	Amount	Percentage of Total Operating Revenues	Change
	(in thousands of dollars)

Direct operating costs	$35,489	47.7%	$30,304	44.9%	$5,185
Salaries, benefits, and other personnel costs	12,788	17.2	13,504	20.0	(716)
Advertising, marketing, and promotion costs	4,147	5.5	3,528	5.2	619
Other general and administrative costs	5,136	6.9	4,876	7.2	260
Depreciation and amortization	3,742	5.0	3,296	4.9	446
Settlements and other losses	—	—	300	0.5	(300)
Total operating expenses	$61,302	82.3%	$55,808	82.7%	$5,494

Direct Operating Costs — Our direct operating costs were $35.5 million in the three months ended June 30, 2011, an increase of $5.2 million, or 17.1%, from the comparable period in 2010.  From the three months ended June 30, 2010 to the three months ended June 30, 2011, our direct operating costs increased from 44.9% of revenues to 47.7%.  This was primarily the result of an increase in our provision for fraud-related losses and because ACE, our largest distribution partner, achieved higher commission tiers during the quarter ended June 30, 2011 due to increasing volumes, resulting in higher commission expenses as compared to the prior year quarter.

Salaries, Benefits, and Other Personnel Costs — Our salaries, benefits, and other personnel costs were $12.8 million in the three months ended June 30, 2011, a decrease of $0.7 million, or 5.3%, from the comparable period in 2010. This net decrease was primarily the result of a $1.8 million decrease in annual bonus expense accrual levels as we significantly exceeded performance targets in 2010 but are tracking closer to the applicable performance targets during 2011. This decrease was partially offset by a $1.3 million increase in stock-based compensation expense as a result of grants issued in 2010 and the accelerated vesting of previously issued equity awards following the completion of our initial public offering in October 2010.

Advertising, Marketing, and Promotion Costs — Our advertising, marketing, and promotion costs were $4.1 million in the three months ended June 30, 2011, an increase of $0.6 million, or 17.5% from the comparable period in 2010. This period-over-period increase was primarily the result of a $0.7 million increase in marketing costs related to our direct-to-consumer and online marketing programs.

Other General and Administrative Costs — Our other general and administrative costs were $5.1 million in the three months ended June 30, 2011, an increase of $0.3 million, or 5.3%, from the comparable period in 2010. This increase was primarily the result of an increase in legal and other professional expenses, insurance costs and other corporate expenses related to our recently completed initial public offering and status as a public reporting company.

Depreciation and Amortization — Our depreciation and amortization costs were $3.7 million in the three months ended June 30, 2011, an increase of $0.4 million, or 13.5% from the comparable period in 2010. This increase was primarily the result of increased depreciation expense associated with capital expenditures made in 2010.

Settlements and Other Losses — Settlements and other losses of $0.3 million in the three months ended June 30, 2010 were related to a $0.8 million loss associated with a contractual dispute with an issuing bank offset by a $0.5 million positive adjustment related to the resolution of a patent infringement dispute.  There were no similar losses or adjustments recorded in the three months ended June 30, 2011.

Other Income (Expense)

Other expenses were $0.5 million in the three months ended June 30, 2011, a decrease of $0.5 million, or 53.0% from the comparable period in 2010. This decline was the result of decreased interest expense due to a lower interest rate on borrowings under the credit facility we entered into during three months ended September 30, 2010 compared to our previous credit facility, and a reduction in the average amount owed under long term debt arrangements as a result of repayments made in 2010.

Income Tax Expense

The following table presents the breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended June 30,
	2011	2010

U.S. federal income tax	35.0%	35.0%
State income taxes, net of federal benefit	2.6	4.2
Other	2.5	0.2
Income tax expense	40.1%	39.4%

Our total income tax expense was $5.1 million during the three months ended June 30, 2011, an increase of $0.9 million, or 20.9%, from the same period in 2010. This increase was primarily the result of a period-over-period increase in our taxable income. Our effective tax rate during the three months ended June 30, 2011 increased by approximately 0.7% from the same period in 2010 primarily as a result of an increase in several business expenses that are not deductible for tax purposes.

Comparison of Six Months Ended June 30, 2011 and 2010 (unaudited)

Operating Revenues

Operating Revenues — Our operating revenues totaled $155.2 million in the six months ended June 30, 2011, an increase of $18.2 million, or 13.3%, from the comparable period in 2010. Service fees represented approximately 76.6% of our revenue for the six months ended June 30, 2011 with the balance of our revenue consisting of interchange fees.  Service fee revenue increased $11.3 million, or 10.5%, from $107.6 million in the six months ended June 30, 2010 to $118.9 million in the comparable period in 2011.  The increase in service fee revenue was substantially driven by the expansion of product features across our direct deposit customer base and, to a lesser extent, a 5% increase in the number of active cards outstanding.

Interchange revenue represented approximately 23.4% of our operating revenues for the six months ended June 30, 2011.  Interchange revenue increased $6.9 million, or 23.5%, from $29.4 million in the six months ended June 30, 2010 to $36.3 million in the comparable period in 2011. This increase was primarily the result of a 18.4% increase in our gross dollar volume, combined with more favorable rates under contracts negotiated during the later part of 2010.

Our total operating revenues of $155.2 million in the six months ended June 30, 2011 were comprised of $154.2 million related to our GPR cards and $1.0 million related to our gift cards. Our GPR card related revenues increased by $21.2 million, or 15.9%, from the comparable period in 2010. Our gift card related revenues decreased by $3.0 million, or 75.0%, from the comparable period in 2010 as we ceased marketing gift cards in August 2010.

Operating Expenses

The following table presents the breakdown of our operating expenses among direct operating costs, personnel costs, other general and administrative costs, advertising and marketing costs, depreciation and amortization and other components of operating expenses:

	Six Months Ended June 30,
	2011		2010
	Amount	Percentage of Total Operating Revenues	Amount	Percentage of Total Operating Revenues	Change
	(in thousands of dollars)

Direct operating costs	$75,622	48.7%	$63,017	46.1%	$12,605
Salaries, benefits, and other personnel costs	27,721	17.9	26,583	19.4	1,138
Advertising, marketing, and promotion costs	7,732	5.0	7,369	5.4	363
Other general and administrative costs	10,303	6.6	9,088	6.6	1,215
Depreciation and amortization	7,440	4.8	6,075	4.4	1,365
Settlement and other losses	—	—	4,300	3.1	(4,300)
Total operating expenses	$128,818	83.0%	$116,432	85.0%	$12,386

Direct Operating Costs — Our direct operating costs were $75.6 million in the six months ended June 30, 2011, an increase of $12.6 million, or 20.0%, from the comparable period in 2010. From the six months ended June 30, 2010 to the six months ended June 30, 2011, our direct operating costs increased from 46.1% of revenue to 48.7%.  This was primarily the result of an increase in our provision for fraud-related losses and an increase in commissions we paid to our distributors caused by ACE, our largest distribution partner, regularly reaching their maximum commission tier due to increasing volumes.

Salaries, Benefits, and Other Personnel Costs — Our salaries, benefits, and other personnel costs were $27.7 million in the six months ended June 30, 2011, an increase of $1.1 million, or 4.3%, from the comparable period in 2010. This net increase was primarily the result of a $3.0 million increase in stock-based compensation expense as a result of grants issued in 2010 and the accelerated vesting of previously issued equity awards following the completion of our initial public offering in October 2010.  This increase was partially offset by a $2.0 million decrease in annual bonus expense accrual levels as we significantly exceeded performance targets in 2010 but are tracking closer to the applicable performance targets in 2011.

Advertising, Marketing, and Promotion Costs — Our advertising, marketing, and promotion costs were $7.7 million in the six months ended June 30, 2011, an increase of $0.4 million, or 4.9%, from the comparable period in 2010. This increase was primarily the result of a $0.8 million increase in marketing costs related to our direct-to-consumer and online marketing programs, partially offset by a $0.3 million decrease in amounts paid for advertising agency expenses.

Other General and Administrative Costs — Our other general and administrative costs were $10.3 million in the six months ended June 30, 2011, an increase of $1.2 million, or 13.4%, from the comparable period in 2010. This increase was primarily the result of an increase in legal and other professional expenses, insurance costs and other corporate expenses related to our recently completed initial public offering and status as a public reporting company.

Depreciation and Amortization — Our depreciation and amortization costs were $7.4 million in the six months ended June 30, 2011, an increase of $1.4 million, or 22.5% from the comparable period in 2010. This increase was primarily the result of increased depreciation resulting from capital expenditures made in 2010.

Settlements and Other Losses — Settlements and other losses of $4.3 million in the six months ended June 30, 2010 were related to a $3.5 million loss related to a patent infringement dispute and a $0.8 million loss related to a contractual dispute with an issuing bank.  There were no similar losses recorded in the six months ended June 30, 2011.

Other Income (Expense)

Our other expense was $1.0 million in the six months ended June 30, 2011, a decrease of $1.0 million, or 52.5% from the comparable period in 2010.  This decline was the result of decreased interest expense due to a reduction in September 2010 in the interest rate on borrowings under the credit facility we entered into during three months ended September 30, 2010 and a reduction in the average amount owed under this facility as a result of repayments made in 2010.

Income Tax Expense

The following table presents the breakdown of our effective tax rate among federal, state, and other:

	Six Months Ended June 30,
	2011	2010

U.S. federal income tax	35.0%	35.0%
State income taxes, net of federal benefit	2.7	4.5
Other	1.8	0.8
Income tax expense	39.5%	40.3%

Our total income tax expense was $10.0 million during the six months ended June 30,2011, an increase of $2.6 million from the same period in 2010, which was primarily the result of a period-over-period increase in our taxable income. Our effective tax rate during the six months ended June 30, 2011 decreased by approximately 0.8% from the same period in 2010 primarily as a result of a decrease in our state tax rate.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from our operating activities and access to borrowings under our revolving credit facility.

Comparison of Six Months Ended June 30, 2011 and 2010 (unaudited)

	Six Months Ended June 30,
	2011	2010
	(in thousands of dollars)

Net cash provided by operating activities	$14,590	$22,577
Net cash used in investing activities	(5,581)	(7,479)
Net cash used in financing activities	(12,515)	(20,868)
Net change in cash and cash equivalents	$(3,506)	$(5,770)

Cash Flows from Operating Activities

During the six months ended June 30, 2011, our operating activities provided $14.6 million of cash resulting from $15.4 million of net income, increased by $17.6 million of non-cash adjustments to net income and decreased by $18.4 million in cash used by changes in operating assets and liabilities. The $17.6 million adjustment to net income for non-cash items primarily relates to $7.4 million of depreciation and amortization expense, $7.0 million of provision for cardholder losses and $6.0 million of stock-based compensation expense, offset by $1.8 million of deferred income taxes and $1.0 million from a tax benefit associated with stock options. The $18.4 million in cash used by changes in operating assets and liabilities was primarily the result of a $5.3 million decrease in our accounts payable and accrued liabilities primarily caused by the payout of bonuses earned in 2010, $8.1 million of write-offs flowing through our cardholders’ reserve, a $0.9 million increase in other current assets, a $2.0 million increase in other long-term assets, a $1.1 million increase in accounts receivable, a $1.7 million decrease in income tax payable and a $0.6 million increase in prepaid expenses. These items were offset by a $1.2 million increase in other liabilities.

The $8.0 million decrease in operating cash flows from the six months ended June 30, 2010 to the six months ended June 30, 2011 relates to a $20.1 million decrease in cash provided by changes in operating assets and liabilities.  During the first six months of 2010, $1.7 million of cash was provided by changes in operating assets and liabilities while $18.4 million of cash was used by changes in operating assets and liabilities during the first six months of 2011. This $20.1 million decrease in cash provided by changes in operating assets and liabilities, which was partially offset by a $4.3 million increase in net income and a $7.8 million increase in non-cash item adjustments, was primarily caused by an $7.6 million decrease in cash provided by accounts payable and accrued liabilities as well as $4.9 million of incremental write-offs flowing through our cardholders’ reserve during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Cash Flows from Investing Activities

Investing activities used $5.6 million of cash for the six months ended June 30, 2011, which was caused by an $0.8 million increase in premiums paid on cash surrender value life insurance policies issued to support our obligations under our deferred compensation plan, and $4.8 million in purchases of property and equipment. Cash used by investing activities for the six months ended June 30, 2010 was $7.5 million, reflecting a $3.2 million investment in MFG and $4.3 million in purchases of property and equipment.

Cash Flows from Financing Activities

Financing activities used $12.5 million of cash for the six months ended June 30, 2011, primarily related to $10.7 million used to repurchase outstanding shares of common stock and $2.6 million in payments towards our capital lease. These cash outflows were partially offset by a $1.0 million tax benefit associated with stock options.  For the six months ended June 30, 2010, financing activities used $20.9 million of cash, $15.2 million of which was used to repay debt under our prior credit facility and capital lease, and $5.7 million of which was used to repurchase outstanding shares of common stock.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are comprised of settlement indemnifications and overdraft guarantees with our issuing banks. We enter into operating leases, purchase orders, and other commitments in the ordinary course of business as discussed below and reflected in our contractual obligations and commitments table.

During the three months ended June 30, 2011, we executed a lease for office space in Austin, Texas and Leawood, Kansas.  During the six months ended June 30, 2011, we executed a lease for office space in Atlanta, Georgia.

As of June 30, 2011, future minimum operation lease commitments under non-cancelable leases were as follows:

(in thousands of dollars)

Remainder of 2011	$717
2012	821
2013	1,027
2014	983
2015	1,036
Thereafter	1,508
Total minimum payments	$6,092

We have agreements with various third-party vendors and members of our distribution network to provide card issuance services, card processing services, internet data center services, advertising and other consulting services. We generally make payments under these agreements on a monthly basis.  The remaining term of these agreements ranges from one to four years.

As of June 30, 2011, future minimum commitments under non-cancelable service agreements were as follows:

(in thousands of dollars)

Remainder of 2011	$5,097
2012	14,554
2013	8,896
2014	4,480
2015	1,038
Thereafter	—
Total minimum payments	$34,065

A significant portion of our business is conducted through our retail distributors that provide load and reload services to cardholders at their locations. Members of our distribution and reload network collect our cardholders’ funds and remit them by electronic transfer directly to our issuing banks for deposit in the cardholder accounts. We do not take possession of our cardholders’ funds at any time during the settlement process. Our issuing banks typically receive our cardholders’ funds no earlier than three business days after they are collected by the retailer. If any retailer fails to remit our cardholders’ funds to our issuing banks, we typically reimburse our issuing banks for the shortfall created thereby. We manage the risk associated with this process through a formalized set of credit standards, volume limits and deposit requirements for certain retailers  and by typically maintaining the right to offset any settlement shortfall against the commissions payable to the relevant retailer. We have not experienced any significant losses associated with settlement failures and we have not recorded a settlement guarantee liability as of June 30, 2011.  As of June 30, 2011, our estimated gross settlement exposure was $9.4 million.

Our cardholders can in some circumstances incur charges in excess of the funds available in their card accounts and are liable for the resulting overdrawn account balance. Although we generally decline authorization attempts for amounts that exceed the available balance in a cardholder’s account, the application of card association and network organization rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees, among other things, can result in overdrawn card accounts. We also provide, as a courtesy and at our discretion, certain cardholders with a “cushion” which allows them to overdraw their card accounts in a limited amount. In addition, eligible cardholders may enroll in our issuing banks’ overdraft protection programs and fund transactions that exceed the available balance in their accounts. We generally provide the funds used as part of this overdraft program (MetaBank will advance the first $1.0 million on behalf of its cardholders) and are responsible to our issuing banks for any losses associated with any overdrawn account balances. As of June 30, 2011, our reserve related to the risk that we may not recover our cardholders’ overdrawn account balances was approximately $3.7 million. As of June 30, 2011, our cardholders’ overdrawn account balances totaled $8.5 million.

Significant Accounting Policies and Critical Estimates

There have been no material updates to our critical accounting policies and estimates set forth in “Part II—Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010 during the period covered by this Quarterly Report on Form 10-Q.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations, primarily risks associated with fluctuating interest rates for borrowings under our revolving credit facility. Borrowings under our revolving credit facility incur interest based on current market interest rates. We have not historically used derivative financial instruments to manage these market risks. As of June 30, 2011, outstanding borrowings under our revolving credit facility were $58.5 million. A 1.0% increase or decrease in interest rates would have had a $0.3 million impact on our operating results and cash flows for the six months ended June 30, 2011.

The table below presents principal amounts and related weighted average interest rates as of June 30, 2011 for our revolving credit facility:

(in thousands of dollars)

Revolving credit facility	$58,500
Weighted average interest rate	2.8%

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring each company that files reports with the SEC to include a management report on its internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm will be required to attest to our internal control over financial reporting. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Further, as a result of these inherent limitations, misstatements due to error or fraud may occur and not be detected.

PART II.                                OTHER INFORMATION

ITEM 1. Legal Proceedings

On October 24, 2007, Alexsam, Inc. filed suit against us in the District Court of Travis County, Texas, 419th Judicial District, asserting breach of a license agreement entered into between us and Alexsam in 2004 and seeking monetary damages, attorneys’ fees, costs and interest.  The license agreement was entered into by the parties following Alexsam’s assertion and subsequent dismissal without prejudice of a claim of patent infringement filed by Alexsam against us in 2003. We have asserted counterclaims against Alexsam for breach of contract. In April 2010, we filed a motion for summary judgment, and following a hearing, the court denied the motion without substantive comment. In October 2010, Alexsam filed an amended petition, which added a claim by Alexsam that NetSpend fraudulently induced Alexsam to give up its prior patent infringement claims against NetSpend and enter into the license agreement.  In November 2010, we removed the case to the United States District Court for the Western District of Texas.  On January 7, 2011, the federal court remanded the case back to the Travis County District Court for the 419th Judicial District for further proceedings.  In February 2011, we filed a motion for partial summary judgment on Alexsam’s fraudulent inducement claim.  Following a hearing, the court denied the motion.  Trial was previously scheduled to begin in October 2011, but this date has been moved to April 2012.  We plan to vigorously contest Alexsam’s claims, including Alexsam’s newly asserted claims, and to vigorously pursue our own claims.

ITEM 1A. Risk Factors

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 2, 2011.

The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 2, 2011.

Risks Relating to Our Business

Limitations on the amount of interchange fees that may be charged to merchants that accept our cards could decrease our revenues and negatively impact our business and financial performance.

A significant portion of our operating revenues is derived from our share of the fees charged to merchants for services provided in settling transactions routed through the networks of the card associations and network organizations, commonly known as “interchange fees.” For the six months ended June 30, 2011, revenues from interchange fees represented approximately 23.4% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues for the foreseeable future. In the past, the amounts of these interchange fees were fixed by the card associations and network organizations in their sole discretion.

In July 2010, the U.S. Congress adopted legislation which requires the amount of interchange fees charged to merchants in connection with transactions utilizing traditional debit cards and certain prepaid cards issued by financial institutions that, together with their affiliates, have assets of $10 billion or more to be reasonable and proportionate to the costs of the underlying transactions. The new legislation also generally gave the Federal Reserve Board (the “FRB”) the power to regulate the amount of such interchange fees and required the FRB to promulgate regulations establishing standards for determining when interchange fees are reasonable and proportionate to the costs of the underlying transactions. The FRB published final regulations in June 2011. The regulations prescribe limits (the “Cap”) on interchange fees that are below the current rates set by the card associations and network organizations. The Cap will first become effective in October 2011. While we believe that the exemption from the Cap available to small issuing banks, such as MetaBank and The Bancorp Bank, will apply to the majority of our GPR card programs, it remains possible that the card associations and network organizations could reduce the interchange fees applicable to transactions conducted by the holders of cards issued by these banks.  Any such reduction would decrease our revenues and profit and could have a material adverse effect on our financial condition and results of operations. Additionally, even if some or all of our GPR cards are exempt from the Cap, it is possible that such an exemption may be difficult to preserve if the relevant card associations or network organizations do not provide a mechanism that enables the recognition of the exemption in processing transactions, which could result in a material adverse impact on our revenues and profits.  The card associations have indicated that they plan to support a two tier interchange fee structure, although the interchange rates applicable to exempt institutions may change from current levels.

In addition, Inter National Bank, U.S. Bank and SunTrust Bank (our “Large Issuers”) have been listed by the FRB as entities that do not qualify for the exemption from the Cap provided to small issuers because these institutions, together with their worldwide affiliates, have assets of $10 billion or more.  We believe that the cards issued by our Large Issuers should qualify for an exemption from the Cap available for GPR cards, but this issue is not entirely clear because the exemption for GPR cards contained in the final regulations limits the means by which funds in the cardholder account may be accessed and contains other ambiguities. If these limitations are determined to apply to the cards issued by our Large Issuers, the Cap will apply with respect to the interchanges fees associated with them commencing in October 2011. In addition, the GPR exemption will no longer be available for cards issued by our Large Issuers after July of 2012 if the cardholders can be charged an overdraft fee or a fee for the first ATM withdrawal per month at a designated ATM network. We are in the process of transitioning the Inter National Bank portfolio of cards to a small issuer, and therefore we do not currently anticipate that any loss of the exemption from the Cap on cards issued by this bank will have a material adverse effect on our future results of operations. If, however, this migration is materially delayed and it is determined that the GPR exemption from the Cap is not available, we could see a reduced level of interchange revenues from the Inter National Bank card portfolio in future periods.

We are also seeking to transfer the U.S. Bank portfolio of payroll cards to a small issuer exempt from the Cap.  This transaction will not, however, be completed prior to the effective date of the Cap. We are continuing to evaluate the applicability of the Cap to payroll cards issued by our Large Issuers, although we do not expect that any failure of our current card programs to qualify for an exemption from the Cap will have a material adverse effect on our financial condition and results of operations for 2011.

The final regulations also include new network exclusivity and routing provisions that will require issuers and networks to offer merchants a choice of payment networks over which to route debit transactions. We do not believe that these final regulations will require us to materially modify our systems and processes because the merchants who accept our cards can already settle transactions through multiple networks.

Our card programs are subject to strict regulation under federal law regarding anti-money laundering and anti-terrorist financing. Failure to comply with such laws, or abuse of our card programs for purposes of money laundering or terrorist financing, could have a material adverse impact on our business.

Provisions of the USA PATRIOT Act, the Bank Secrecy Act and other federal laws impose substantial regulations on financial institutions that are designed to prevent money laundering and the financing of terrorist organizations. Increasing regulatory scrutiny of our industry with respect to money laundering and terrorist financing matters could result in more aggressive enforcement of these laws or the enactment of more onerous regulation, which could have a material adverse impact on our business. In addition, abuse of our prepaid card programs for purposes of money laundering or terrorist financing, notwithstanding our efforts to prevent such abuse through our regulatory compliance and risk management programs, could cause reputational or other harm that would have a material adverse impact on our business.

On July 26, 2011, the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN, issued a final rule regarding the applicability of the Bank Secrecy Act’s anti-money laundering provisions to “prepaid access” products and services. This rulemaking clarifies the anti-money laundering obligations for entities, such as us and our distributors, engaged in the provision and sale of prepaid access devices such as our GPR cards. We believe the final rule will require us to register with FinCEN as a “money services business,” as we have done at certain times in our history, with direct responsibility to maintain and implement components of an anti-money laundering compliance program that we currently perform contractually under the agreements we have with each of our issuing banks.  We do not currently believe the final rule will impose any significant new requirements on our retail distributors, or that our own compliance with the final rule will result in any material increase in our costs of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

The following table summarizes the repurchases we made of our Common Stock during the three months ended June 30, 2011.

Calendar Month	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April	38,245	(a)	$9.35	(a)	N/A		N/A
May	—		—		N/A		N/A
June	1,186,200	(b)	8.99	(b)	1,186,200	(b)	$14,330,463	(b)
Total	1,224,445		$9.00		1,186,200		14,330,463

(a) For April 2011, the amounts shown represent deemed repurchases of our Common Stock to cover employee income tax withholding obligations in connection with the vesting of restricted stock awards.

(b) On June 13, 2011, we announced a $25 million share repurchase program.  The share repurchases are being made on the open market, through block trades, through 10b5-1 plans, in privately negotiated transactions or otherwise. The repurchase program commenced June 15, 2011 and is authorized to continue for a period of up to 12 months. The amount of shares purchased and the timing of the purchases are based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. We intend to hold the repurchased shares in treasury for general corporate purposes. The average price paid per share is calculated on a trade date basis and excludes commissions.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Removed and Reserved

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibits

10.1	Fifth Amendment to Office Lease, dated as of April 18, 2011, by and between WTCC Austin Investors V, L.P. and NetSpend Corporation

10.2	Second Amended and Restated Management Employment Agreement, dated as of June 20, 2011, by and among Christopher T. Brown, NetSpend Corporation and NetSpend Holdings, Inc.

10.3	Management Employment Agreement, dated as of June 20, 2011, by and between Steven F. Coleman and NetSpend Corporation

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the NetSpend Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSPEND HOLDINGS, INC.

	By:	/s/ Daniel R. Henry
Daniel R. Henry
Chief Executive Officer

August 8, 2011

Exhibit Index

Exhibit Number	Description of Exhibits

10.1	Fifth Amendment to Office Lease, dated as of April 18, 2011, by and between WTCC Austin Investors V, L.P. and NetSpend Corporation

10.2	Second Amended and Restated Management Employment Agreement, dated as of June 20, 2011, by and among Christopher T. Brown, NetSpend Corporation and NetSpend Holdings, Inc.

10.3	Management Employment Agreement, dated as of June 20, 2011, by and between Steven F. Coleman and NetSpend Corporation

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the NetSpend Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.