Form 10-Q
period 2011-09-30
NetSpend Holdings, Inc.
filed 2011-11-04
CIK 1496623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011

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

The Registrant had 79,317,512 shares of common stock, par value $0.001 per share, outstanding as of November 1, 2011.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NetSpend Holdings, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2011 and December 31, 2010

(Unaudited)

	September 30,	December 31,
	2011	2010
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$65,120	$67,501
Accounts receivable, net of allowance for doubtful accounts of $191 and $147 as of September 30, 2011 and December 31, 2010, respectively	6,755	5,441
Prepaid card supply	1,871	1,605
Prepaid expenses	2,946	2,380
Other current assets	1,976	1,007
Income tax receivable	592	—
Deferred tax assets	3,165	3,916
Total current assets	82,425	81,850

Property and equipment, net	21,173	21,007
Goodwill	128,567	128,567
Intangible assets	23,108	25,739
Long-term investment	2,832	2,067
Other assets	6,397	4,673
Total assets	$264,502	$263,903

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$2,764	$2,850
Accrued expenses (includes $3,460 and $3,433 of accrued related party expenses as of September 30, 2011 and December 31, 2010, respectively)	20,963	25,067
Income tax payable	—	332
Cardholders’ reserve	3,382	4,789
Deferred revenue	865	1,333
Long-term debt, current portion	—	1,354
Total current liabilities	27,974	35,725

Long-term debt, net of current portion	58,500	58,500
Deferred tax liabilities	7,447	9,855
Other non-current liabilities	4,521	3,007
Total liabilities	98,442	107,087

Commitments and contingencies (Note 15)

Stockholders’ equity
Series A convertible preferred stock, $0.001 par value; 1,500,000 shares authorized; outstanding: 700,000 and 0 as of September 30, 2011 and December 31, 2010, respectively	1	—
Common stock, $0.001 par value; 225,000,000 shares authorized; outstanding: as of September 30, 2011 - 85,318,308 issued less 6,714,635 held in treasury and as of December 31, 2010 - 91,540,381 issued less 3,370,000 held in treasury	85	92
Treasury stock at cost	(37,100)	(11,374)
Additional paid-in capital	162,094	151,199
Accumulated other comprehensive loss	(377)	(1,142)
Retained earnings	41,357	18,041
Total stockholders’ equity	166,060	156,816

Total liabilities & stockholders’ equity	$264,502	$263,903

See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)

Operating Revenues (includes $1,248 and $1,138 of related party revenues for the three months ended September 30, 2011 and 2010, respectively, and $4,127 and $3,397 for the nine months ended September 30, 2011 and 2010, respectively)	$74,324	$68,208	$229,493	$205,175

Operating Expenses
Direct operating costs (includes $12,008 and $9,281 of related party expenses for the three months ended September 30, 2011 and 2010, respectively, and $37,722 and $28,375 for the nine months ended September 30, 2011 and 2010, respectively)	34,483	32,364	110,105	95,381
Salaries, benefits and other personnel costs	12,858	13,149	40,579	39,732
Advertising, marketing and promotion costs	3,261	3,369	10,993	10,738
Other general and administrative costs (includes $132 and $34 of related party expenses for the three months ended September 30, 2011 and 2010, respectively, and $226 and $210 for the nine months ended September 30, 2011 and 2010, respectively)	5,320	4,777	15,623	13,865
Depreciation and amortization	3,794	3,223	11,234	9,298
Settlements and other losses	324	—	324	4,300
Total operating expenses	60,040	56,882	188,858	173,314

Operating income	14,284	11,326	40,635	31,861

Other Income (Expense)
Interest income	28	20	78	66
Interest expense	(489)	(926)	(1,494)	(2,983)
Loss on extinguishment of debt	—	(734)	—	(734)
Total other expense	(461)	(1,640)	(1,416)	(3,651)

Income before income taxes	13,823	9,686	39,219	28,210

Provision for income taxes	5,513	3,306	15,550	10,766

Net income	$8,310	$6,380	$23,669	$17,444

Net income per share of common stock:
Basic	$0.09	$0.07	$0.26	$0.20
Diluted	$0.09	$0.07	$0.26	$0.20

Shares used in the computation of earnings per share:
Basic	82,947	84,485	86,513	84,709
Diluted	89,415	88,726	92,133	87,053

See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2011

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
	(in thousands of dollars, except share data)

Balances at December 31, 2010	—	$—	91,540,381	$92	(3,370,000)	$(11,374)	$151,199	$(1,142)	$18,041	$156,816

Purchase of treasury stock	—	—	—	—	(3,276,093)	(25,065)	—	—	—	(25,065)
Tax withholding on restricted stock	—	—	—	—	(68,542)	(661)	—	—	—	(661)
Stock-based compensation	—	—	—	—	—	—	8,832	—	—	8,832
Exchange of shares	700,000	1	(7,000,000)	(7)	—	—	6	—	—	—
Exercise of options for common stock	—	—	414,321	—	—	—	944	—	—	944
Vesting of restricted stock	—	—	363,606	—	—	—	—	—	—	—
Tax benefit associated with stock options	—	—	—	—	—	—	1,208	—	—	1,208
Issuance costs of public offering	—	—	—	—	—	—	(95)	—	—	(95)
Dividend equivalents paid	—	—	—	—	—	—	—	—	(353)	(353)

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	23,669	23,669
Unrealized gain on available-for-sale investment	—	—	—	—	—	—	—	765	—	765
Total comprehensive income	—	—	—	—	—	—	—	—	—	24,434
Balances at September 30, 2011	700,000	$1	85,318,308	$85	(6,714,635)	$(37,100)	$162,094	$(377)	$41,357	$166,060

See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	September 30,	September 30,
	2011	2010
	(in thousands of dollars)

Cash flows from operating activities
Net income	$23,669	$17,444
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,234	9,298
Amortization of debt issuance costs	244	343
Loss on extinguishment of debt	—	734
Stock-based compensation	8,832	4,414
Tax benefit associated with stock options	(1,208)	(46)
Provision for cardholder losses	10,489	5,931
Deferred income taxes	(1,657)	(1,984)
Change in cash surrender value of life insurance policies	55	—
Changes in operating assets and liabilities
Accounts receivable	(1,314)	(1,088)
Prepaid card supply	(266)	312
Prepaid expenses	(566)	(31)
Other current assets	(969)	(979)
Other long-term assets	(1,161)	(638)
Accounts payable and accrued expenses	(4,190)	3,621
Income tax payable	284	2,528
Cardholders’ reserve	(11,896)	(4,738)
Other liabilities	1,046	(849)
Net cash provided by operating activities	32,626	34,272

Cash flows from investing activities
Purchases of property and equipment	(6,808)	(5,081)
Long-term investment	—	(3,210)
Other	(874)	—
Net cash used in investing activities	(7,682)	(8,291)

Cash flows from financing activities
Proceeds from the exercise of stock options and warrants	944	520
Tax benefit associated with stock options	1,208	46
Proceeds drawn from revolving credit facility	—	58,500
Issuance costs of long-term debt	—	(1,462)
Principal payments on debt	(3,303)	(71,816)
Treasury stock purchase	(25,065)	(5,670)
Other	(1,109)	(176)
Net cash used in financing activities	(27,325)	(20,058)

Net change in cash and cash equivalents	(2,381)	5,923

Cash and cash equivalents at beginning of period	67,501	21,154
Cash and cash equivalents at end of period	$65,120	$27,077

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,714	$2,699
Cash paid for income taxes	16,838	10,666

Non-cash investing activities:
Capital lease entered into for the license of software	$1,949	$—

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

The Company is an agent of FDIC-insured depository institutions that serve as the issuers of the Company’s card products. The Company has agreements with Meta Payment Systems (“MetaBank”), a division of Meta Financial Group, Inter National Bank (“INB”), U.S. Bank (“USB”), SunTrust Bank (“SunTrust”) and The Bancorp Bank (“Bancorp” and, collectively with MetaBank, INB, USB and SunTrust, the ‘‘issuing banks’’) whereby the issuing banks issue MasterCard International (‘‘MasterCard’’) or Visa USA, Inc. (‘‘Visa’’) branded cards to customers. The Company’s products may be used to purchase goods and services wherever MasterCard and Visa are accepted or to withdraw cash via automatic teller machines (‘‘ATMs’’).

The Company’s common stock trades on the Nasdaq stock market under the symbol “NTSP.”

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of NetSpend and its subsidiaries do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). The Company’s significant accounting policies are disclosed in the notes to the audited consolidated financial statements included in the Company’s Annual Report (the “Annual Report”) on Form 10-K for the year ended December 31, 2010. The condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2010 included in the Annual Report. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal, recurring nature considered necessary to be fairly stated.

Use of Estimates —  The preparation of the Company’s financial statements requires management to make various estimates and it is reasonably possible that the circumstances under which these estimates were made could change in the relatively near term. Such a change could result in a material revision to management’s estimates, which could result in a material change to the Company’s financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Annual Report. The Annual Report provides additional disclosures regarding the nature of the estimates made by management in preparing the Company’s financial statements.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Significant Concentrations — Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. A significant portion of the Company’s cash is deposited in cash and money market funds at large depository institutions. The Company has not experienced any losses on its deposits to date. Accounts receivable as of September 30, 2011 and December 31, 2010 are primarily receivables due from cardholders for service fees and for interchange revenues due from card associations related to merchant point of sale transactions.

Cardholder funds and deposits related to the Company’s products are held at FDIC insured issuing banks for the benefit of the cardholders. Although the Company currently has agreements with five issuing banks, MetaBank holds a large majority of cardholder funds. In September 2010, the Company amended its agreement with INB and agreed to transition the cards issued by INB to another bank on or prior to July 2011, at which time INB would cease serving as one of the Company’s issuing banks. In May 2011, the Company further amended its agreement with INB to extend this agreement through September 30, 2011. The Company is in the process of transitioning the distributors of cards issued by INB to another issuing bank, principally Bancorp. The failure of any of the Company’s issuing banks could have a material adverse effect on the Company’s business.

Interchange revenue, which is recorded net of sponsorship, licensing and processing fees charged by the card associations and network organizations for the services they provide in processing purchase transactions routed through their networks, represented approximately 21.3% and 21.4% of the Company’s revenues during the three months ended September 30, 2011 and 2010, respectively, and 22.7% and 21.4% during the nine months ended September 30, 2011 and 2010, respectively.  The amounts of these fees were previously fixed by the card associations and network organizations in their sole discretion.  The enactment of the Dodd Frank Wall Street Reform and Consumer Protection Act in May 2010 and the issuance of final regulations under this Act in June 2011 has imposed limits on the interchange fees that can be paid in connection with certain prepaid programs, effective October 2011.  The Company believes its programs are largely exempt from these restrictions.

During each of the three and nine months ended September 30, 2011 and 2010, the Company derived more than one-third of its revenues from cardholders acquired through one of its third-party distributors, ACE Cash Express, Inc. (‘‘ACE’’). The Company’s current distribution agreement with ACE is effective through March 2016.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2: Immaterial Error Correction

During the quarter ended March 31, 2011, management identified an error related to the accounting for excess tax benefits associated with the exercise of certain incentive stock options in conjunction with the Company’s initial public offering during the three months ended December 31, 2010. The Company reduced retained earnings and increased additional paid-in capital by approximately $1.0 million to correct this immaterial error on the Condensed Consolidated Balance Sheet as of December 31, 2010 contained in this Quarterly Report on Form 10-Q. The Company will revise its Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for the year ended December 31, 2010, and the Statement of Operations for the three months ended December 31, 2010, to reflect this correction in future filings that contain such financial statements, including the Company’s Annual Report on Form 10-K for the year ending December 31, 2011. The adjustments will increase previously reported income tax expense and decrease the previously reported net income for 2010 and for the fourth quarter of 2010 by approximately $1.0 million. Management does not consider these adjustments to be material to the Company’s prior period financial statements.  These adjustments do not impact the Condensed Consolidated Statements of Operations or the Condensed Consolidated Statements of Cash Flows contained in this Form 10-Q.

Note 3: Other Financial Data

Compensating Balances and Restricted Cash — The Company has established compensating balances at its issuing banks as security for its obligation to reimburse the issuing banks for overdrawn cardholder accounts that are not repaid by the cardholder. Some of these compensating balance accounts are included in the Company’s Condensed Consolidated Balance Sheets as cash and cash equivalents because there are no legal or contractual restrictions over the deposits in these accounts.  As of September 30, 2011 and December 31, 2010 these compensating balances totaled $0.2 million and $0.3 million, respectively.

Restricted cash is cash with statutory or contractual restrictions that prevent it from being used in the Company’s operations. Restricted cash is classified in other current assets on the Company’s Condensed Consolidated Balance Sheets. The Company had restricted cash of $0.5 million and $0.8 million as of September 30, 2011 and December 31, 2010, respectively.

Cardholders’ Reserve — The Company is exposed to losses due to cardholder fraud, default and other forms of cardholder activity as well as losses due to non-performance of third parties who receive cardholder funds for transmittal to the issuing banks. The Company establishes a reserve for the losses it estimates will arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to non-delivery of goods or services. These reserves are established based upon historical loss and recovery rates and cardholder activity for which specific losses can be identified. The cardholders’ reserve was approximately $3.4 million and $4.8 million as of September 30, 2011 and December 31, 2010, respectively. The provision for cardholder losses is included in direct operating costs in the Condensed Consolidated Statements of Operations. The Company regularly updates its reserve estimate as new facts become known and events occur that may impact the settlement or recovery of losses.

Establishing the reserve for cardholder losses is an inherently uncertain process and the actual losses experienced by the Company may vary from the current estimate.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4: Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to the guidelines on presenting comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments are effective for the first reporting period beginning after December 15, 2011 and are to be applied retrospectively.  The adoption of these amendments is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued amendments to the guidelines for testing goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in FASB ASC Topic 350.  The amendments are effective for the first reporting period beginning after December 15, 2011.  Early adoption is permitted.  The Company anticipates adopting this amendment for its quarterly and annual reporting periods ending December 31, 2011. The adoption of these amendments is not expected to have a material effect on the Company’s consolidated financial statements.

Note 5:  Investments

In January 2010, the Company purchased 150,000 shares of the common stock of Meta Financial Group (“MFG”), the holding company of MetaBank, the Company’s largest issuing bank, for $3.2 million. The investment in MFG is an available-for-sale security and is included in the Condensed Consolidated Balance Sheets as a long-term investment.

As of September 30, 2011, the fair value of the Company’s investment in MFG was $2.8 million, which is $0.4 million, or 13%, below the initial purchase price. The fair value of the investment declined below its initial purchase price in October 2010 when MFG publicly disclosed that the Office of Thrift Supervision (“OTS”) was requiring MetaBank to discontinue offering certain of its products, including its iAdvance product, and obtain the written approval of the OTS prior to, among other things, entering into any new third party agency agreements concerning any credit or deposit product (including prepaid access product) or materially amending any of its existing agreements. Similar restrictions relate to MetaBank’s ability to publicly announce any new agency relationships or material amendments to any existing relationship.

The OTS issued its final report to MetaBank in July 2011. As the full extent of the impact of the OTS’ final report on MetaBank’s earnings and the subsequent market response is currently unknown, the Company has not determined that the decline in MFG’s share price is other-than-temporary. The Company has recorded the related unrealized losses in accumulated other comprehensive losses in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Changes in Stockholders’ Equity and will continue to assess the investment on a quarterly basis to determine whether any changes in facts or circumstances indicate that the decline in value of this investment is other-than-temporary in nature. If the Company determines that the impairment is no longer temporary, the Company will realize the current unrealized losses in its Condensed Consolidated Statement of Operations.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6: Property and Equipment

Property and equipment consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(in thousands of dollars)

Computer and office equipment	$17,159	$13,983
Computer software	29,550	26,568
Furniture and fixtures	1,430	1,368
Leasehold improvements	1,640	1,625
Construction in progress	4,572	2,579
	54,351	46,123
Less: accumulated depreciation	(33,178)	(25,116)
	$21,173	$21,007

Property and equipment are assessed for impairment whenever events or circumstances indicate the carrying value of an asset group may not be fully recoverable. This assessment involves a comparison between the carrying value of the asset group to the total future undiscounted cash flows associated with it. Impairment is recorded for long-lived assets in an amount equal to the excess of the carrying amount of the asset group over its estimated fair value. During the nine months ended September 30, 2011, there were no events or circumstances indicating that the Company’s long-lived assets were impaired.

During the nine months ended September 30, 2011, the Company modified a capital lease arrangement with a software provider, extending it for one year and purchasing $1.9 million of additional computer software.  This software is included in property and equipment on the Company’s Condensed Consolidated Balance Sheets.

Depreciation expense for the three months ended September 30, 2011 and 2010 was approximately $2.9 million and $2.4 million, respectively.  Depreciation expense for the nine months ended September 30, 2011 and 2010 was approximately $8.6 million and $6.9 million, respectively.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7: Intangible Assets

Intangible assets consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(in thousands of dollars)
Distributor and partner relationships	$26,426	$26,426
Trademarks and tradenames	10,615	10,615
Developed technology	7,261	7,261
Other	184	172
	44,486	44,474
Less: Accumulated amortization	(21,378)	(18,735)
	$23,108	$25,739

Amortization expense for the three months ended September 30, 2011 and 2010 was $0.9 million and $0.8 million, respectively.  Amortization expense for the nine months ended September 30, 2011 and 2010 was $2.6 million and $2.4 million, respectively.

Note 8: Accrued Expenses

Accrued expenses as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010
	(in thousands of dollars)
Commissions payable to distributors	$5,496	$4,986
Accrued wages and related personnel expenses	4,347	8,541
Marketing and professional fees	3,564	2,740
Processor and association fees	2,555	2,228
Call center expenses	1,095	2,974
Other accrued expenses	3,906	3,598
	$20,963	$25,067

Note 9: Debt

As of September 30, 2011, the Company’s outstanding debt included $58.5 million of long-term borrowings under the Company’s revolving credit facility, under which SunTrust acts as administrative agent.  In September 2010, the Company recorded a $0.7 million loss in connection with the early extinguishment of its prior credit facility. This loss related to the write-off of the remaining capitalized debt issuance costs associated with this facility.

Outstanding balances under the Company’s current revolving credit facility are scheduled to mature in September 2015. During the nine months ended September 30, 2011, the outstanding borrowings under this facility bore interest at a weighted average rate of 2.8%.

NetSpend Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the nine months ended September 30, 2011, the Company modified a capital lease arrangement with a software provider, extending it for one year and purchasing $1.9 million of additional computer software.  The software was paid for in June 2011.

Note 10: Fair Value of Assets and Liabilities

Fair value is defined in U.S. GAAP as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between arms-length market participants at the relevant measurement date. When determining the fair value of its assets and liabilities, the Company considers the principal or most advantageous market in which it would transact and assumptions that unrelated market participants would typically use when pricing the asset or liability, such as inherent risk, applicable transfer restrictions and the perceived risk of nonperformance.

The Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable and accrued expenses, long-term investments and current and non-current borrowings. As of September 30, 2011 and December 31, 2010, the fair value of the Company’s cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these instruments. As of September 30, 2011 and December 31, 2010 the Company’s long-term investment in MFG (see “Note 5”) was recorded at its fair value based on a quoted price in an active market.

As of September 30, 2011 and December 31, 2010, the fair value of the Company’s outstanding borrowings under its revolving credit agreement approximated their carrying value based on prevailing market rates for borrowings with similar ratings and maturities.

Note 11: Stockholders’ Equity

In August 2011 the Company created a new series of preferred stock consisting of 1,500,000 shares, par value of $0.001 per share, pursuant to the Company’s articles of incorporation which authorizes the Company to issue up to 10,000,000 shares of $0.001 par value preferred stock.  The new series of preferred stock is designated as Series A Convertible Preferred Stock (the “Series A Stock”).

Holders of the Series A Stock have no voting rights, other than as may be required by applicable law and no holder of Series A Stock has a preemptive or preferential right to acquire or subscribe for any shares of securities of any class.  The Series A Stock is not redeemable or assessable or entitled to the benefits of any sinking fund.  Shares of Series A Stock may be converted at the option of the holder, at any time, into shares of the Company’s common stock at the rate of ten shares of common stock for each share of Series A Stock; provided, however, that no holder of shares of Series A Stock may convert any of their shares into common stock if (i) upon completing such conversion the holder, together with its affiliates, would own or control shares of common stock representing 24.9% or more of the outstanding voting securities of the Company and (ii) such conversion would require prior approval or notice under any state law then applicable to the Company or its subsidiaries.

In the event any dividends are declared or paid on the Company’s common stock, holders of Series A Stock would be entitled to receive dividends in an amount equal to the amount of the dividends that the holder would have received had their Series A Stock been converted into common stock as of the date immediately prior to the record date for such dividend.

NetSpend Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the event of liquidation, dissolution or winding up of the Company, any assets and funds legally available for distribution shall be distributed ratably among the holders of the common stock and Series A Stock in proportion to the number of shares of such stock owned by each such holder.  In the case of holders of Series A Stock, any such distribution would be based on the number of shares of common stock that they would have received had their Series A Stock been converted into common stock immediately prior to such distribution.

During the three months ended September 30, 2011, JLL Partners Fund IV, LP and JLL Partners Fund V, LP (collectively “the JLL Funds”) exchanged 1,999,950 and 5,000,050 shares, respectively, of common stock held by them for an aggregate of 700,000 shares of Series A Stock in a transaction exempt from the registrations requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof. The JLL Funds beneficially owned more than five percent of the Company’s outstanding common stock as of September 30, 2011.  No commissions or other remuneration was or will be paid or given, directly or indirectly, to the JLL Funds or any other person in connection with the exchange. The shares of Series A Stock issued to the JLL Funds will be automatically re-converted into shares of common stock (at the rate of ten shares of common stock for each share of Series A Stock) if they are sold or otherwise transferred to a person who is not affiliated with the JLL Funds.

Treasury stock is accounted for under the cost method and is included as a component of stockholders’ equity.  During the nine months ended September 30, 2010, the Company repurchased 1,500,000 shares of its common stock for $5.7 million.  In June 2011, the Company’s Board of Directors approved a $25 million share repurchase program that was completed in September 2011.  During the three months ended September 30, 3011, the Company repurchased 2,089,893 shares of common stock for $14.4 million pursuant to this program.  During the nine months ended September 30, 3011, the Company repurchased 3,276,093 shares of common stock for $25.1 million pursuant to this program.

Certain of the stock options issued to the Company’s Chief Executive Officer (the “CEO”) prior to the Company’s initial public offering (“IPO”) in October 2010 contain rights to dividend equivalents.  The dividend equivalents relate to dividends paid by the Company in 2008 and are paid when the underlying options vest.  The Company paid $0.4 million and $0.2 million in dividend equivalents during the nine months ended September 30, 2011 and 2010, respectively.

Note 12: Share Based Payment

During the nine months ended September 30, 2011, the Company granted 1,691,629 options with a fair value of $11.8 million to officers and employees and issued 15,629 shares of restricted stock with a fair value of $0.2 million to members of its Board of Directors under the Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan (the “Equity Incentive Plan”).  The options generally vest in four equal annual installments on each of the four anniversaries of the grant date.  The restricted stock vests upon the first anniversary of the grant date.  Compensation expense associated with these equity awards is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.

NetSpend Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the assumptions used to value options issued during the nine months ended September 30, 2011:

Expected volatility	49.1% - 50.2%
Expected dividend yield	—
Expected term	6.0 - 7.0 years
Risk free rate	2.2% - 3.4%
Weighted-average fair value of options at grant date	$6.99

Note 13:  Comprehensive Income

The Company’s comprehensive income is included as a component of stockholders’ equity and is composed of net income and unrealized gains and losses on investments designated as available-for-sale. As of September 30, 2011, the Company had an unrealized loss of $0.4 million, net of tax, related to the difference between the fair value of the Company’s long-term investment in MFG (see “Note 5”) of $2.8 million on September 30, 2011 and its $3.2 million purchase price.

The following table presents the calculation of comprehensive income:

	Nine Months Ended
	September 30,
	2011	2010
	(in thousands of dollars)
Net income	$23,669	$17,444
Unrealized holding gain on investment, net of tax	765	1,014
Comprehensive income	$24,434	$18,458

Note 14: Earnings Per Share

Basic earnings per common share is calculated by dividing net income  available to common stockholders by the number of weighted average common shares issued and outstanding for the period.  The Company calculates basic and diluted earnings per share using the treasury stock method, the if-converted method and the two-class method, as applicable.

Upon completion of the Company’s IPO, all of the Company’s class A common stock was reclassified as common stock. In addition, promptly following the IPO, all of the Company’s class B common stock was transferred to members of Skylight Holdings I, LLC, which had the effect of converting all of the Company’s outstanding class B common stock into shares of common stock on a one-for-one basis.  Only one class of common stock and one class of preferred stock existed during the nine months ended September 30, 2011.

Certain of the CEO’s stock options contain rights to dividend equivalents.  These options and the class of preferred stock are considered participating securities.  In calculating basic earnings per share using the two-class method, earnings available to participating securities are excluded from net income available to common shareholders.

NetSpend Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares issued and outstanding for the period, plus amounts representing the dilutive effect of preferred stock, stock options, warrants and restricted stock, as applicable. The Company calculates dilutive potential common shares using the treasury stock method. This method assumes that the Company will use the proceeds from the exercise of stock options and warrants to repurchase shares of common stock to hold in its treasury stock reserves.

During the three months ended September 30, 2011 and 2010, the potential dilutive effect of 2.2 million and 0.4 million stock options, respectively, were excluded from the computation of diluted weighted average shares outstanding because they were anti-dilutive.  During the nine months ended September 30, 2011, the potential dilutive effect of 1.8 million stock options was excluded from the computation of diluted weighted average shares outstanding because they were anti-dilutive.  During the nine months ended September 30, 2010, the potential dilutive effect of 1.6 million stock options and restricted stock awards were excluded from the computation of diluted weighted average shares outstanding because they were anti-dilutive.  These excluded options and awards could potentially dilute earnings per share in the future.

The following is a reconciliation of the numerator (net income) and the denominator (weighted average number of common shares) used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011		2010
	Common Stock	Class B	Class A	Class B
	(in thousands, except per share data)
Basic earnings per common share:
Net income	$8,310	$—	$5,590	$790
Less: Undistributed earnings allocated to participating securities	(450)	—	(61)	(9)
Undistributed earnings available to common stockholders	$7,860	$—	$5,529	$781
Weighted-average common shares outstanding used in basic calculation	82,947	—	74,027	10,458
Basic earnings per common share	$0.09	$—	$0.07	$0.07

Diluted earnings per common share:
Undistributed earnings available to common stockholders	$7,860	$—	$5,529	$781
Add: Undistributed earnings allocated to participating securities	450	—	70	—
Add: Reallocation of undistributed earnings as a result of conversion of class B to common stock	—	—	781	—
Net income	$8,310	$—	$6,380	$781

Weighted-average common shares outstanding used in basic calculation	82,947	—	74,027	10,458
Weighted-average effect of dilutive securities:
Conversion of class B to common stock	—	—	10,458	—
Conversion of preferred stock to common stock	3,422	—	—	—
Options	2,952	—	3,549	—
Warrants	—	—	544	—
Restricted stock	94	—	148	34
Weighted-average common shares outstanding used in diluted calculation	89,415	—	88,726	10,492
Diluted earnings per common share	$0.09	$—	$0.07	$0.07

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2011		2010
	Common Stock	Class B	Class A	Class B
	(in thousands, except per share data)
Basic earnings per common share:
Net income	$23,669	$—	$15,299	$2,145
Less: Earnings distributed to participating securities	(353)	—	(154)	(22)
Less: Undistributed earnings allocated to participating securities	(697)	—	(150)	(21)
Undistributed earnings available to common stockholders	$22,619	$—	$14,995	$2,102
Weighted-average common shares outstanding used in basic calculation	86,513	—	74,293	10,416
Basic earnings per common share	$0.26	$—	$0.20	$0.20

Diluted earnings per common share:
Undistributed earnings available to common stockholders	$22,619	$—	$14,995	$2,102
Add: Earnings distributed to participating securities	353	—	176	—
Add: Undistributed earnings allocated to participating securities	697	—	171	—
Add: Reallocation of undistributed earnings as a result of conversion of class B to common stock	—	—	2,102	—
Add: Reallocation of undistributed earnings to class B shares	—	—	—	—
Net income	$23,669	$—	$17,444	$2,102

Weighted-average common shares outstanding used in basic calculation	86,513	—	74,293	10,416
Weighted-average effect of dilutive securities:
Conversion of class B to common stock	—	—	10,416	—
Conversion of preferred stock to common stock	1,141	—	—	—
Options	4,268	—	1,749	—
Warrants	—	—	486	—
Restricted stock	211	—	109	59
Weighted-average common shares outstanding used in diluted calculation	92,133	—	87,053	10,475
Diluted earnings per common share	$0.26	$—	$0.20	$0.20

Note 15: Commitments and Contingencies

Operating Leases

The Company has commitments under operating lease agreements, principally for office space, that extend through May 31, 2017. During the nine month period ended September 30, 2011, the Company executed leases for office space in Austin, Texas; Atlanta, Georgia; and Leawood, Kansas.

As of September 30, 2011, future minimum operating lease commitments under non-cancelable leases were as follows:

(in thousands of dollars)
Remainder of 2011	$323
2012	821
2013	1,027
2014	983
2015	1,036
Thereafter	1,508
Total minimum payments	$5,698

Rent expense was $0.4 million for each of the three months ended September 30, 2011 and 2010. Rent expense was $1.1 million for each of the nine months ended September 30, 2011 and 2010.

NetSpend Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Service Agreements

The Company has agreements with third-party vendors and various members of the Company’s distribution network to provide card issuance services, network transaction services, internet data center services, advertising and other consulting services. The Company generally makes payments under these agreements on a monthly basis.  The remaining term of these agreements ranges from one to four years.

As of September 30, 2011, future minimum commitments under non-cancelable service agreements were as follows:

(in thousands of dollars)
Remainder of 2011	$2,497
2012	14,779
2013	9,136
2014	4,660
2015	1,038
Thereafter	—
Total minimum payments	$32,110

Guarantees

A significant portion of the Company’s business is conducted through retail distributors that provide load and reload services to cardholders at their locations. Members of the Company’s distribution and reload network collect cardholders’ funds and remit them by electronic transfer to the issuing banks for deposit in the cardholder accounts. The Company does not take possession of cardholders’ funds at any time during the settlement process. The Company’s issuing banks typically receive cardholders’ funds no earlier than three business days after they are collected by the retailer. If any retailer fails to remit cardholders’ funds to the Company’s issuing banks, the Company typically reimburses the issuing banks for the shortfall created thereby. The Company manages the risk associated with this process through a formalized set of credit standards, volume limits and deposit requirements for certain retailers and by typically maintaining the right to offset any settlement shortfall against the commissions payable to the relevant retailer. To date, the Company has not experienced any significant losses associated with settlement failures and the Company had not recorded a settlement guarantee liability as of September 30, 2011 or December 31, 2010. As of September 30, 2011 and December 31, 2010, the Company’s estimated gross settlement exposure was $15.6 million and $13.9 million, respectively.

NetSpend Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cardholders can incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although the Company generally declines authorization attempts for amounts that exceed the available balance in a cardholder’s account, the application of card association and network organization rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees, among other things, can result in overdrawn card accounts. The Company also provides, as a courtesy and in its discretion, certain cardholders with a “cushion” which allows them to overdraw their card accounts by up to $10. In addition, eligible cardholders may enroll in the issuing banks’ overdraft protection programs and fund transactions that exceed the available balance in their accounts. The Company generally provides the funds used as part of this overdraft program (MetaBank will advance the first $1.0 million on behalf of its cardholders) and is responsible to the issuing banks for any losses associated with any overdrawn account balances. As of September 30, 2011 and December 31, 2010, the Company’s reserves related to the risk that it may not recover cardholders’ overdrawn account balances were $3.4 million and $4.8 million, respectively. As of September 30, 2011 and December 31, 2010, cardholders’ overdrawn account balances totaled $8.6 million and $6.9 million, respectively.

Alexsam Litigation

On October 24, 2007, Alexsam, Inc. filed suit against the Company in the District Court of Travis County, Texas, 419th Judicial District, asserting that the Company has breached a license agreement entered into between the Company and Alexsam in 2004 and seeking monetary damages, attorneys’ fees, costs and interest.  The license agreement was entered into by the parties following Alexsam’s assertion and subsequent dismissal without prejudice of a claim of patent infringement against the Company in 2003. The Company has asserted counterclaims against Alexsam for breach of contract. In April 2010, the Company filed a motion for summary judgment, and following a hearing, the court denied the motion without substantive comment. In October 2010, Alexsam filed an amended petition, which added a claim by Alexsam that NetSpend fraudulently induced Alexsam to give up its prior patent infringement claims against NetSpend and enter into the license agreement.  In November 2010, the Company removed the case to the United States District Court for the Western District of Texas.  In January 2011, the federal court remanded the case back to the Travis County District Court for the 419th Judicial District for further proceedings.  In February 2011, the Company filed a motion for partial summary judgment on Alexsam’s fraudulent inducement claim.  Following a hearing, the court denied the motion.  Trial was previously scheduled to begin in October 2011, but this date has been moved to April 2012.  The Company plans to vigorously contest Alexsam’s claims and to vigorously pursue its own claims.

Katz Settlement

In 2008, the Company received a letter from Ronald A. Katz Technology Licensing, L.P. (“RAKTL”), which contained an offer for the Company to acquire a license under the RAKTL portfolio of patents. In March 2010, the Company recorded a $4.0 million contingent loss as a result of substantive discussions and negotiations it held with RAKTL in early 2010. In July 2010, the Company and RAKTL reached an agreement on this matter. In accordance with the agreement, the Company paid RAKTL a total of $3.5 million in exchange for a release from potential infringement liability related to the Company’s possible use of RAKTL patents. As part of the agreement, the Company also acquired a non-exclusive license related to certain pending RAKTL patents. The initial $4.0 million contingent loss was reversed and a $3.5 million loss was recorded in settlements and other losses on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010.

NetSpend Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16: Employee Benefit Plans

The Company has established a defined contribution retirement plan under section 401(k) of the Internal Revenue Code (the “401(k) Plan”). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation, not to exceed a federally specified maximum ($16,500 for 2011, plus $5,500 for employees age 50 or older), on a pre-tax basis. The Company contributes to the program by matching funds based on a percentage of the employee’s contribution.  The Company matches 100% of the first 3% of wages contributed by an employee and 50% of the next 2% of wages contributed by that employee.  The Company is also permitted to make a profit-sharing contribution as determined annually at the discretion of the Board of Directors. For each of the three months ended September 30, 2011 and 2010, the Company’s match under the 401(k) Plan was approximately $0.2 million.  For the nine months ended September 30, 2011 and 2010, the Company’s match under the 401(k) Plan was approximately $0.7 million and $0.6 million, respectively.  No profit-sharing contributions were made during the three or nine months ended September 30, 2011 and 2010.

The Company has a deferred compensation plan (the “Deferral Plan”) for the benefit of those employees who qualify for inclusion. Participating employees may defer a certain percentage of their base salary and annual bonus.  These percentages are determined on an annual basis by the Company’s compensation committee.  For the current Deferral Plan year, participating employees may defer up to 80% of their salary and 100% of their annual bonus. Amounts deferred by a participant are credited with earnings and investment gains and losses by assuming that the deferral was invested in one or more investment options selected by the participants from a family of mutual funds chosen by the Company. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of the participating employees. The amount of any Company contributions is discretionary and subject to change. The Company did not make any contributions to the Deferral Plan during the three and nine months ended September 30, 2011 and 2010. Each employee’s deferrals, together with any earnings thereon, are accrued as part of the unsecured, other non-current liabilities of the Company. The deferred compensation liability was $1.4 million and less than $0.1 million at September 30, 2011 and December 31, 2010, respectively.

To offset this liability, the Company has purchased life insurance policies on some of the plan participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash to help fund the Company’s obligations under the Deferral Plan. The Company intends to hold the life insurance policies until the death of the plan participants. The net cash surrender value of these life insurance policies was $1.4 million and $0.6 million at September 30, 2011 and December 31, 2010, respectively. The values of the life insurance policies are included on the accompanying Condensed Consolidated Balance Sheets in other assets.

NetSpend Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 17: Related Party Transactions

ACE

The JLL Funds own approximately 97% of ACE, the Company’s largest distributor. The JLL Funds beneficially owned more than five percent of the Company’s outstanding common stock as of September 30, 2011. The Company incurred expenses from transactions with ACE of $9.7 million and $7.2 million for the three months ended September 30, 2011 and 2010, respectively, and $30.4 million and $22.8 million for the nine months ended September 30, 2011 and 2010, respectively. Although revenues generated from cardholders acquired at ACE locations represented more than one-third of the Company’s revenues during the three and nine month periods ended September 30, 2011 and September 30, 2010, the portion of those revenues earned from transactions directly with ACE were $1.1 million for each of the three months ended September 30, 2011 and 2010, respectively, and $3.6 million and $3.4 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, $2.7 million and $2.8 million, respectively, was payable to ACE.

Sutherland

Oak Investment Partners X, LP and Oak X Affiliates Fund, LP (collectively “Oak”) own in excess of 10% of Sutherland Global Services, Inc. (“Sutherland”), one of the Company’s external customer service providers. Oak beneficially owned more than five percent of the Company’s outstanding common stock as of September 30, 2011. The Company incurred expenses from transactions with Sutherland of $2.1 million and $2.0 million during the three months ended September 30, 2011 and 2010, respectively, and $6.8 million and $5.5 million during the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, $0.7 million and $0.6 million, respectively, was payable to Sutherland.

Vesta

Oak owns in excess of 10% of Vesta Corporation (“Vesta”), which provides reload services to the Company’s cardholders. The Company incurred expenses from transactions with Vesta of $0.1 million and less than $0.1 million during the three months ended September 30, 2011 and 2010, respectively, and $0.5 million and less than $0.1 million during the nine months ended September 2011 and 2010, respectively.  Additionally, the Company earned revenues from transactions with Vesta of $0.1 million and less than $0.1 million during the three months ended September 30, 2011 and 2010, respectively, and $0.5 million and less than $0.1 million during the nine months ended September 30, 2011 and 2010, respectively.

Birardi

The Company incurred expenses of less than $0.1 million during each of the three months ended September 30, 2011 and 2010, and $0.1 million and $0.2 million during the nine months ended September 30, 2011 and 2010, respectively, for charges related to the use by the Company’s CEO of an airplane owned by Birardi Investments, LLC (“Birardi”).  Birardi is an airplane leasing company that is partially owned by the CEO.

NetSpend Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Henry CJ1 LLC

The Company incurred expenses of less than $0.1 million and $0.1 million, respectively, during the three and nine months ended September 30, 2011 for charges related to the use by the Company’s CEO of an airplane owned by Henry CJ1, LLC (“Henry CJ1”).  Henry CJ1 is an airplane leasing company that is owned by the CEO.  The Company incurred no such expenses during the three and nine months ended September 30, 2010.

Note 18: Subsequent Events

Integrated Technological Systems, Inc.

Integrated Technological Systems, Inc. (“ITS”) filed a patent infringement case against the Company’s subsidiary NetSpend Corporation (“NetSpend”) in the U.S. District Court for the District of Nevada on October 7, 2011 and served its complaint on NetSpend on October 13, 2011.  ITS asserts in its complaint that NetSpend has been infringing a patent issued to ITS in March of 2011 as a result of providing services that utilize the system described in the patent to transfer funds from NetSpend Reload Packs to NetSpend GPR cards and to transfer funds between NetSpend GPR cards.  ITS is seeking a declaration that NetSpend has infringed its patent, an injunction prohibiting NetSpend from continuing to infringe its patent; damages for NetSpend’s prior infringing activity; and attorneys’ fees and costs.

NetSpend is reviewing the invention claimed in the patent in an effort to form a view regarding its applicability to its products and services and the validity of the claimed invention in light of the relevant prior art.  NetSpend has not yet filed an answer to this complaint.

Letter of Credit

In October 2011, the Company issued a $5.0 million letter of credit under its revolving credit facility to Elan Financial Services, Inc. (“Elan”), an affiliate of U.S. Bank, as security for its obligations in the event cardholder funds do not settle appropriately.  This letter of credit has an expiration date of March 31, 2012.

Employee Stock Purchase Plan

In October 2011, the Board of Directors of the Company approved an employee stock purchase plan (the “Stock Purchase Plan”). Subject to certain limitations, the Stock Purchase Plan enables eligible employees to utilize after-tax payroll deductions to purchase shares of Company’s common stock at the lesser of 85% of its fair market value on the first or last business day of each quarterly purchase period (six months with respect to the first purchase period). A total of 2,000,000 of the Company’s treasury shares have been reserved for issuance under this plan. This plan will be submitted to the Company’s stockholders for approval in 2012.

NetSpend Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

PayPal

In October 2011, the Company announced that its subsidiary, NetSpend Corporation, entered into a Program Services Agreement (the “Agreement”) with PayPal, Inc. (“PayPal”) under which NetSpend will act as the exclusive (subject to certain limited exceptions) provider of program management and processing services for PayPal-branded open loop, general purpose reloadable prepaid cards in the United States. The parties will commence marketing the PayPal-branded card in late 2011.  As part of the Agreement, NetSpend has agreed not to provide program management or processing services for prepaid cards marketed through retail channels by certain named competitors of PayPal. The Agreement has a five year term, subject to certain early termination rights in favor of each of the parties after the third year.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the documents incorporated into this Quarterly Report on Form 10-Q by reference contain forward-looking statements that are based on our current expectations, assumptions, estimates and projections about our company and our industry. The forward-looking statements are subject to various risks and uncertainties. Generally, these forward-looking statements can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “project,” “seek,” “should,” “may,” “could,” “would,” “plans,” “predicts,” “potential” and similar expressions, as well as other words or expressions referencing future events, conditions or circumstances. Those statements include, among other things, the discussions of our business strategy and expectations concerning our market position, future operations, financial position, revenue, costs, prospects, margins, profitability, liquidity and capital resources, as well as management’s plans and objectives. We caution you that reliance on any forward-looking statement involves risks and uncertainties and that, although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be materially incorrect. These factors include but are not limited to:

•                  increasing competition in the prepaid debit card industry;

•                  our dependence on a limited number of retail distributors of our products;

•                  exposure to cardholder and other losses;

•                  our reliance on our relationships with our issuing banks;

•                  regulatory, legislative and judicial developments;

•                  changes in regulations impacting interchange fees;

•                  changes in regulations impacting anti-money laundering obligations of us and our distributors;

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

We have built an extensive and diverse distribution and reload network in the United States to support the marketing and ongoing use of our GPR cards. We market our cards through multiple channels, including retail distributors, direct-to-consumer and online marketing programs and to corporate employers as an alternative method of wage payment for their employees. Beginning in 2008, we decided to focus primarily on our GPR cards and we ceased marketing gift cards entirely in August 2010.

We have developed and operate a proprietary technology platform. Our in-house platform is end-to-end in that it encompasses the critical functions required for us to acquire cardholders, process transactions, maintain account-level data, communicate with cardholders, manage risk, ensure regulatory compliance and connect to our issuing banks and distributors. These integrated capabilities allow us to customize our products and services for different markets, distribution channels and customer segments. Further, by processing transactions on our own platform, we gain unique and extensive insight into the attitudes, characteristics and purchasing behavior of our cardholders.

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

Our principal operating company, predecessor and current subsidiary, NetSpend Corporation (“NetSpend”), was incorporated in Texas in 1999. In May 2004, Oak Investment Partners acquired a controlling equity interest in NetSpend through a recapitalization transaction pursuant to which we, as a newly-formed holding company incorporated in Delaware, acquired all of the capital stock of NetSpend. In 2008, we acquired Skylight Financial, Inc., or Skylight, a payroll card provider, in a stock-for-stock merger. Entities affiliated with one of our significant shareholders, the JLL Funds, were previously the majority owners of Skylight.

Recent Developments

Series A Convertible Preferred Stock

On August 17, 2011, we created a new series of preferred stock consisting of 1,500,000 shares that are designated as “Series A Convertible Preferred Stock” (the “Series A Stock”).

The shares of Series A Stock are essentially identical to our shares of Common Stock, except that the Series A Stock has no voting rights other than as may be required by applicable law. Shares of Series A Stock are convertible into Common Stock at the rate of ten shares of Common Stock for each share of Series A Stock; provided, however, that no holder of shares of Series A Stock may convert any of their shares into Common Stock if (i) upon completing such conversion the holder, together with its affiliates, would own or control shares of Common Stock representing 24.9% or more of our outstanding voting securities and (ii) such conversion would require prior approval or notice under any state law then applicable to us.

Concurrently with the creation of the Series A Stock we entered into a Share Exchange Agreement (the “Exchange Agreement”), with JLL Partners Fund IV, L.P., a Delaware limited partnership (“JLL Fund IV”), and JLL Partners Fund V, L.P., a Delaware limited partnership (“JLL Fund V” and , collectively with JLL Fund IV, the “JLL Funds”). Pursuant to the Exchange Agreement, JLL Fund IV (1,999,950 shares) and JLL Fund V (5,000,050 shares) exchanged (the “Exchange”) an aggregate of 7,000,000 shares of the Common Stock held by them for an aggregate of 700,000 shares of Series A Stock in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof. No commissions or other remuneration was or will be paid or given, directly or indirectly, to the JLL Funds or any other person in connection with the Exchange. The shares of Series A Stock issued to the JLL Funds will be automatically re-converted into shares of Common Stock (at the rate of ten shares of Common Stock for each share of Series A Stock) if they are sold or otherwise transferred to a person who is not affiliated with the JLL Funds.

We created the Series A Stock and entered into the Exchange Agreement because the JLL Funds and their affiliates were close to owning 25% of our outstanding Common Stock as a result of the repurchases conducted by us pursuant to our stock repurchase plan.  Under the statutes pursuant to which we are licensed as a money transmitter, having a stockholder acquire in excess of 25% of our outstanding voting shares can result in various filing and notification requirements.  Following the consummation of this transaction, the JLL Funds and their affiliates own less than 20% of our outstanding voting securities.

MetaBank Announcement

On July 18, 2011, MetaBank publicly disclosed that it stipulated and consented to a Cease and Desist Order (the “Order”) issued by the Office of Thrift Supervision, now the Office of the Comptroller of the Currency (“OCC”). Under the Order, MetaBank remains subject to the Supervisory Directives issued by the OTS (the “OTS Directives”) in October 2010. Under the OTS Directives, MetaBank is required to obtain the written approval of the OCC prior to, among other things, entering into any new third party agency agreements concerning any credit or deposit product (including prepaid access), or materially amending any such existing agreement.

We understand that the OTS Directives require MetaBank to obtain OCC approval prior to MetaBank executing third party agency agreements with new distributors for its existing program managers, including NetSpend. This means that we remain unable, without MetaBank obtaining the prior written approval of OCC, to enter into new agreements with distributors that are also required to enter into third party agency agreements with MetaBank. This restriction includes any retail distributors that have the capability to distribute cards issued by MetaBank and accept funds to be loaded onto those cards. Our programs that do not involve retail distributors that accept funds to be loaded onto cards, such as our direct-to-consumer and online marketing programs and our non-standard auto insurance marketing relationships, do not require third party agency agreements with our issuing banks. Similarly, as a general matter, extensions or renewals of our existing distributor agreements do not require new or amended third party agency agreements to be executed with our issuing banks, including MetaBank. Therefore, MetaBank is able to continue to operate within its existing third party agreements, including our card program management agreement, and to maintain its existing agency agreements with our distributors. We are actively pursuing our own money transmitter licenses in the jurisdictions where we do not currently have them in order to reduce our dependence on the ability of our issuing banks to enter into agency relationships with proposed new distributors. We currently have money transmitter licenses in 18 states and applications pending in 23 jurisdictions. Our goal is to acquire licenses in all of the jurisdictions where our activities, or the activities of our distributors or reload partners, require licenses.

Issuing Bank Diversification

We are pursuing a bank diversification strategy pursuant to which we intend to distribute our card issuing activities across at least three issuing banks. We are focused on doing so in a manner that balances our diversification strategy with the protection of existing cardholder and direct deposit relationships and other operational considerations. In furtherance of this strategy we entered into an agreement with The Bancorp Bank (“Bancorp”) in January 2011 pursuant to which Bancorp will serve as an issuing bank for our new and existing card programs. Bancorp began issuing our cards in a pilot program in April 2011 and began issuing cards as part of a commercial roll-out in October 2011. We are working diligently with Bancorp on a more extensive rollout. We are also continuing our discussions with other prospective issuing banks.

In May 2011, we amended our agreement with Inter National Bank (“INB”) to extend the date by which we agreed to transition the GPR cards issued by INB to another bank from July 2011 to September 2011. We are in the process of transitioning the distributors of cards issued by INB to another issuing bank, principally Bancorp.

U.S. Bank (“USB”) and SunTrust Bank (“SunTrust”) act as issuers of our payroll cards. We are actively seeking to transfer the USB portfolio to another issuing bank and we currently expect to complete this transition in the first quarter of 2012. Our current contract with SunTrust will expire at the end of 2011 and we are actively seeking to renew this agreement and to sign agreements with an additional bank that would act as issuers of payroll cards. We recently signed an agreement with a large bank based in New England pursuant to which we will act as the program manager for payroll cards to be issued by it. This relationship may also be expanded to include GPR cards in the future.

For a discussion of the risks associated with moving our banking relationships to another provider, see “Part II—Item 1A.—Risk Factors—Risks Relating to Our Business—The loss of, or change to, our relationships with MetaBank or our other issuing banks could adversely affect our business, results of operations and financial position” of this Quarterly Report on Form 10-Q.

Interchange Regulations

In July 2010, the U.S. Congress adopted legislation which requires that the amount of interchange fees charged to merchants in connection with transactions utilizing traditional debit cards be reasonable and proportionate to the costs of the underlying transactions. Similar restrictions apply to certain prepaid cards issued by financial institutions that, together with their affiliates, have assets of $10 billion or more. . The legislation also generally gave the Federal Reserve Board (the “FRB”) the power to regulate the amount of these interchange fees and required the FRB to promulgate regulations establishing standards for determining they are reasonable and proportionate to the costs of the underlying transactions. The FRB published final regulations in June 2011. We do not expect the interchange regulations adopted by the FRB to have a material adverse effect on our business. For a discussion of the impact these final regulations are expected to have on our business, see “Part II—Item 1A.—Risk Factors—Risks Relating to Our Business—Limitations on the amount of interchange fees that may be charged to merchants that accept our cards could decrease our revenues and negatively impact our business and financial performance” contained in this Quarterly Report on Form 10-Q.

Share Repurchase Program

On June 13, 2011, we announced a $25 million share repurchase program.  The share repurchases were made on the open market and through a 10b5-1 plan. The repurchase program commenced in June 2011 and was completed in September 2011. We intend to hold the repurchased shares in treasury for general corporate uses. As of September 30, 2011, we had purchased 3,276,093 shares at an average price of $7.63 per share pursuant to this program.  See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Issuer’s Purchases of Equity Securities” contained in this Quarterly Report on Form 10-Q.

Florida Attorney General Subpoena

In June 2011, we, along with a number of other participants in the prepaid debit card industry, received a subpoena from the Florida Attorney General’s office requesting information regarding our marketing materials, the fees we charge to cardholders and the disclosures we provide to them.  We completed our initial documentary response to this request in June 2011.  We believe that our programs comply in all material respects with applicable law and we are continuing to cooperate with this review.

Anti-Money Laundering Regulations

On July 26, 2011, the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN, issued a final rule regarding the applicability of the Bank Secrecy Act’s anti-money laundering provisions to “providers” and “sellers” of “prepaid access.” This rulemaking clarifies the anti-money laundering obligations applicable to entities, such as NetSpend and its distributors, that provide consumers with prepaid financial products like our GPR cards. For a discussion of the impact this final rule is expected to have on our business, see “Part II—Item 1A.—Risk Factors—Risks Relating to Our Business—Our card programs are subject to strict regulation under federal law regarding anti-money laundering and anti-terrorist financing. Failure to comply with such laws, or abuse of our card programs for purposes of money laundering or terrorist financing, could have a material adverse impact on our business” contained in this Quarterly Report on Form 10-Q.

Key Business Metrics

As a leading provider of GPR cards and related alternative financial services to underbanked consumers, we evaluate a number of business metrics to monitor our performance and manage our business. We believe the following metrics are the primary indicators of our performance.

Number of Active Cards — represents the total number of our GPR cards that have had a PIN, or signature-based purchase transaction, a load transaction at a retailer location or an ATM withdrawal within the previous three months. We had approximately 2.1 million active cards as of September 30, 2011 and 2010.

Number of Active Cards with Direct Deposit — represents the number of our active cards that have had a direct deposit load within the previous three months.  We had 816,000 and 672,000 direct deposit active cards as of September 30, 2011 and 2010, respectively. Our strategy is to focus on increasing the number of cards that receive direct deposits because cardholders who use direct deposit generate more revenue for us than those who do not.  Additionally, consumers who receive direct deposits tend to remain in our programs longer than non-direct deposit cardholders.

Percentage of Active Cards with Direct Deposit — represents the percentage of our active GPR cards that have had a direct deposit load within the previous three months. The percentage of our active cards that were direct deposit active cards as of September 30, 2011 and 2010 was approximately 39% and 32%, respectively.

Gross Dollar Volume (“GDV”) — represents the total dollar volume of debit transactions and cash withdrawals made using our GPR cards. Our gross dollar volume was $2.6 billion and $2.4 billion for the three months ended September 30, 2011 and 2010, respectively, and $8.4 billion and $7.3 billion for the nine months ended September 30, 2011 and 2010, respectively. Approximately 79.2% and 73.8% of the gross dollar volume for the three months ended September 30, 2011 and 2010, respectively, was made using active cards with direct deposit. Approximately 77.1% and 70.5% of the gross dollar volume for the nine months ended September 30, 2011 and 2010, respectively, was made using active cards with direct deposit.

Operating Revenues

Our operating revenues primarily consist of compensation for the services we provide to our issuing banks and are derived from cardholder service fees and interchange revenues.

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

•                  Customer Service and Maintenance — Cardholders are typically charged fees for balance inquiries made through the Company’s call centers. Cardholders are also charged a monthly maintenance fee after a specified period of inactivity.

•                  Additional Products and Services — Cardholders are charged fees associated with additional products and services offered in connection with certain of our GPR cards, including the use of overdraft features, a variety of bill payment options, custom card designs and card-to-card transfers of funds through our call centers.

•                  Other — Cardholders are charged fees in connection with the acquisition and reloading of our GPR cards at retailers and we receive a portion of these amounts in some cases.

Our operating revenues also include interest earned, if any, on cardholder funds maintained at MetaBank, although under our current arrangement with MetaBank we would only be entitled to receive interest on cardholder funds if market interest rates rose significantly above current levels.

We earn revenues from a portion of the interchange fees remitted by merchants when cardholders make purchases using our cards. Subject to applicable law, interchange fees are fixed by the card associations and network organizations. Interchange revenues are recognized net of sponsorship, licensing and processing fees charged by the card associations and network organizations for services they provide in processing transactions routed through their networks.

Our quarterly operating revenues fluctuate as a result of certain seasonal factors. The most significant increases in the number of our active cards and our GDV typically occur in the first three months of each year as a result of consumers acquiring new cards and loading them with their tax refunds.

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

Salaries, Benefits and Other Personnel Costs — Salaries, benefits and other personnel costs consist of the compensation costs associated with our employees, including base salaries, benefits, bonus compensation and stock-based compensation. This excludes any personnel costs associated with customer service personnel. Costs associated with these employees are included in direct operating costs.

Advertising, Marketing and Promotion Costs — Advertising, marketing and promotion costs primarily consist of the costs of our marketing programs to potential cardholders including direct mailings, internet advertising, promotional events run in conjunction with our distributors, conferences, trade shows and the creation of marketing collateral and other materials. We plan to advertise our products on television in the future.

Other General and Administrative Costs — Other general and administrative costs primarily consist of costs for legal, accounting, information technology, travel, facility and other corporate expenses.

Depreciation and Amortization — Depreciation and amortization consists of depreciation of our long-lived assets and amortization of finite-lived intangibles.

Settlements and other losses — Settlements and other losses consist of legal settlements and other infrequent losses.

Other Income (Expense)

Other income (expense) primarily consists of interest income and interest expense. Interest income represents interest we receive on our cash and cash equivalents. Interest expense is associated with our long-term debt and capital leases.

Income Tax Expense

Income tax expense primarily consists of corporate income taxes on our profits.

Condensed Consolidated Statements of Operations Data (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands of dollars)

Operating Revenues	$74,324	$68,208	$229,493	$205,175

Operating Expenses
Direct operating costs	34,483	32,364	110,105	95,381
Salaries, benefits and other personnel expenses	12,858	13,149	40,579	39,732
Advertising, marketing and promotion costs	3,261	3,369	10,993	10,738
Other general and administrative costs	5,320	4,777	15,623	13,865
Depreciation and amortization	3,794	3,223	11,234	9,298
Settlements and other losses	324	—	324	4,300
Total operating expenses	60,040	56,882	188,858	173,314

Operating income	14,284	11,326	40,635	31,861

Other Income (Expense)
Interest income	28	20	78	66
Interest expense	(489)	(926)	(1,494)	(2,983)
Loss on extinguishment of debt	—	(734)	—	(734)
Total other expense	(461)	(1,640)	(1,416)	(3,651)

Income before income taxes	13,823	9,686	39,219	28,210

Provision for income taxes	5,513	3,306	15,550	10,766

Net income	$8,310	$6,380	$23,669	$17,444

Consolidated Statements of Operations Data as a Percentage of Total Revenues (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Operating Revenues	100.0%	100.0%	100.0%	100.0%

Operating Expenses
Direct operating costs	46.4	47.4	48.0	46.5
Salaries, benefits and other personnel expenses	17.3	19.3	17.7	19.4
Advertising, marketing and promotion costs	4.4	4.9	4.8	5.2
Other general and administrative costs	7.2	7.0	6.8	6.8
Depreciation and amortization	5.1	4.8	4.9	4.5
Settlements and other losses	0.4	—	0.1	2.1
Total operating expenses	80.8	83.4	82.3	84.5

Operating income	19.2	16.6	17.7	15.5

Other Income (Expense)
Interest income	—	0.1	—	—
Interest expense	(0.6)	(1.4)	(0.6)	(1.5)
Loss on extinguishment of debt	—	(1.1)	—	(0.4)
Total other expense	(0.6)	(2.4)	(0.6)	(1.9)

Income before income taxes	18.6	14.2	17.1	13.6

Provision for income taxes	7.4	4.8	6.8	5.2

Net income	11.2%	9.4%	10.3%	8.4%

Comparison of Three Months Ended September 30, 2011 and 2010 (unaudited)

Operating Revenues

Operating Revenues — Our operating revenues totaled $74.3 million for the three months ended September 30, 2011, an increase of $6.1 million, or 8.9%, from $68.2 million seen in the comparable period during 2010. Service fees represented approximately 78.7% of our revenue for the three months ended September 30, 2011 with the balance of our revenue consisting of interchange fees. Service fee revenue increased $4.9 million, or 9.1%, from $53.6 million in the three months ended September 30, 2010 to $58.5 million in the comparable period in 2011. The increase in service fee revenue was substantially driven by the increase indirect deposit accounts, and to a lesser extent, expansion of product features across our direct deposit customer base.

Interchange revenue represented approximately 21.3% of our operating revenues for the three months ended September 30, 2011 and 21.4% for the comparable period in 2010. Interchange revenue increased $1.2 million, or 8.2%, from $14.6 million in the three months ended September 30, 2010 to $15.8 million in the third quarter of 2011. This increase was primarily the result of an 8.2% increase in our gross dollar volume, combined with more favorable rates on some of our interchange revenue contracts negotiated during the later part of 2010.

Our total operating revenues of $74.3 million in the three months ended September 30, 2011 were comprised of $74.1 million related to our GPR cards and $0.2 million related to our gift cards. Our GPR card related revenues increased by $7.3 million, or 10.9%, from the comparable period in 2010. Our gift card related revenues decreased by $1.2 million, or 85.7%, from the comparable period in 2010 as we ceased marketing gift cards in August 2010.

Operating Expenses

The following table presents the breakdown of our operating expenses among direct operating costs, personnel costs, advertising and marketing costs, other general and administrative costs, depreciation and amortization and other components of operating expenses:

	Three Months Ended September 30,
	2011		2010
	Amount	Percentage of Total Operating Revenues	Amount	Percentage of Total Operating Revenues	Change
	(in thousands of dollars)

Direct operating costs	$34,483	46.4%	$32,364	47.4%	$2,119
Salaries, benefits and other personnel costs	12,858	17.3	13,149	19.3	(291)
Advertising, marketing and promotion costs	3,261	4.4	3,369	4.9	(108)
Other general and administrative costs	5,320	7.2	4,777	7.0	543
Depreciation and amortization	3,794	5.1	3,223	4.8	571
Settlements and other losses	324	0.4	—	—	324
Total operating expenses	$60,040	80.8%	$56,882	83.4%	$3,158

Direct Operating Costs — Our direct operating costs were $34.5 million in the three months ended September 30, 2011, an increase of $2.1 million, or 6.5%, from the comparable period in 2010.  Our direct operating costs decreased from 47.4% of revenues in the third quarter of 2010 to 46.4% during the three month period ended September 30, 2011.  This decline was primarily the result of a decrease in call center costs as a result of greater efficiencies of scale from our back office systems as well as cost savings achieved on some of our outsourced call center contracts negotiated in late 2010.

Salaries, Benefits and Other Personnel Costs — Our salaries, benefits and other personnel costs were $12.9 million in the three months ended September 30, 2011, which was relatively consistent with the $13.1 million spent in this category in the comparable period in 2010. This change reflects a $1.4 million decrease in bonus expense as we significantly exceeded our performance targets in 2010 but are tracking somewhat below our 2011 targets, offset by a $1.5 million increase in stock-based compensation expense as a result of awards issued in 2010 and the accelerated vesting of previously issued equity awards following the completion of our initial public offering in October 2010.

Advertising, Marketing and Promotion Costs — Our advertising, marketing and promotion costs were $3.3 million in the three months ended September 30, 2011, which was relatively consistent with the $3.4 million spent during the comparable period in 2010.

Other General and Administrative Costs — Our other general and administrative costs were $5.3 million in the three months ended September 30, 2011, an increase of $0.5 million, or 11.4%, from the comparable period in 2010. This increase was primarily the result of an increase in insurance costs and other corporate expenses related to our current status as a public reporting company. We were a private company during the three months ended September 30, 2010.

Depreciation and Amortization — Our depreciation and amortization costs were $3.8 million in the three months ended September 30, 2011, an increase of $0.6 million, or 17.7% from the comparable period in 2010. This increase was primarily the result of increased depreciation expense associated with capital expenditures made in 2010.

Settlements and Other Losses — Settlements and other losses of $0.3 million in the three months ended September 30, 2011 were related to severance costs incurred in connection with the consolidation of some of our processing platforms and call center activities. There were no similar expenses recorded in the three months ended September 30, 2010.

Other Income (Expense)

Other expenses were $0.5 million during the three months ended September 30, 2011, a decrease of $1.2 million, or 71.9% from the comparable period in 2010. This decrease was the result of a $0.7 million write-off of the remaining capitalized debt issuance costs on our prior credit facility we recorded in September 2010 when we terminated that facility.  No similar expenses were incurred in the third quarter of 2011. In addition, we incurred lower interest expenses in 2011 because our new credit facility features lower interest rates than the facility we terminated in 2010 and because we had less debt in the third quarter of 2011 as a result of repayments we made in 2010.

Income Tax Expense

The following table presents the breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended
	September 30,
	2011	2010

U.S. federal income tax	35.0%	35.0%
State income taxes, net of federal benefit	3.0	3.6
Other	1.9	(4.5)
Income tax expense	39.9%	34.1%

Our total income tax expense was $5.5 million during the three months ended September 30, 2011, an increase of $2.2 million, or 66.7%, from the comparable period in 2010. This increase was primarily the result of a period-over-period increase in our taxable income combined with a period-over-period increase in our effective tax rate. Our effective tax rate during the three months ended September 30, 2011 increased by approximately 5.8% from the comparable period in 2010.  The effective tax rate for the three months ended September 30, 2010 contained a discrete benefit related to our initial research and development tax credit that was booked in full during the quarter causing the rate for the three months ended September 30, 2010 to be significantly lower than the rate for the comparable period in 2011.

Comparison of Nine Months Ended September 30, 2011 and 2010 (unaudited)

Operating Revenues

Operating Revenues — Our operating revenues totaled $229.5 million in the nine months ended September 30, 2011, an increase of $24.3 million, or 11.9%, from the comparable period in 2010. Service fees represented approximately 77.3% of our revenue for the nine months ended September 30, 2011 with the balance of our revenue consisting of interchange fees.  Service fee revenue increased $16.2 million, or 10.0%, from $161.2 million in the nine months ended September 30, 2010 to $177.4 million in the comparable period in 2011.  The increase in service fee revenue was substantially driven by the increase indirect deposit accounts, and to a lesser extent, expansion of product features across our direct deposit customer base.

Interchange revenue represented approximately 22.7% of our operating revenues for the nine months ended September 30, 2011 as compared to 21.4% during the same period in the prior year.  Interchange revenue increased $8.1 million, or 18.4%, from $44.0 million in the nine months ended September 30, 2010 to $52.1 million in the comparable period in 2011. This increase was primarily the result of a 14.4% increase in our gross dollar volume, combined with more favorable rates under contracts negotiated in late 2010.

Our total operating revenues of $229.5 million in the nine months ended September 30, 2011 were comprised of $228.3 million related to our GPR cards and $1.2 million related to our gift cards. Our GPR card related revenues increased by $28.6 million, or 14.3%, from the comparable period in 2010. Our gift card related revenues decreased by $4.3 million, or 78.2%, from the comparable period in 2010 as we ceased marketing gift cards in August 2010.

Operating Expenses

The following table presents the breakdown of our operating expenses among direct operating costs, personnel costs, other general and administrative costs, advertising and marketing costs, depreciation and amortization and other components of operating expenses:

	Nine Months Ended September 30,
	2011		2010
	Amount	Percentage of Total Operating Revenues	Amount	Percentage of Total Operating Revenues	Change
	(in thousands of dollars)

Direct operating costs	$110,105	48.0%	$95,381	46.5%	$14,724
Salaries, benefits and other personnel costs	40,579	17.7	39,732	19.4	847
Advertising, marketing and promotion costs	10,993	4.8	10,738	5.2	255
Other general and administrative costs	15,623	6.8	13,865	6.8	1,758
Depreciation and amortization	11,234	4.9	9,298	4.5	1,936
Settlements and other losses	324	0.1	4,300	2.1	(3,976)
Total operating expenses	$188,858	82.3%	$173,314	84.5%	$15,544

Direct Operating Costs — Our direct operating costs were $110.1 million in the nine months ended September 30, 2011, an increase of $14.7 million, or 15.4%, from the comparable period in 2010. Our direct operating costs increased from 46.5% of revenue during the nine months ended September 30, 2010 to 48.0% of revenue during the first nine months of 2011.  This increase was primarily caused by the net impact of an increase in our provision for fraud-related losses and an increase in distributor commissions because ACE, our largest distribution partner, reached their maximum commission tier more often in 2011 due to increasing volumes. These increases were offset by a decrease in call center costs as a result of greater efficiencies of scale from our back office systems as well as cost savings achieved on some of our outsourced call center contracts negotiated in late 2010.

Salaries, Benefits and Other Personnel Costs — Our salaries, benefits and other personnel costs were $40.6 million in the nine months ended September 30, 2011, an increase of $0.8 million, or 2.1%, from the comparable period in 2010. This net increase was primarily the result of a $4.4 million increase in stock-based compensation expense as a result of awards issued in 2010 and the accelerated vesting of previously issued equity awards following the completion of our initial public offering in October 2010.  This increase was partially offset by a $3.4 million decrease in bonus expense as we significantly exceeded our performance targets in 2010 but are tracking somewhat below our 2011 targets.

Advertising, Marketing and Promotion Costs — Our advertising, marketing and promotion costs were $11.0 million in the nine months ended September 30, 2011, an increase of $0.3 million, or 2.3%, from the comparable period in 2010. This increase was primarily the result of a $1.0 million increase in marketing costs related to our direct-to-consumer and online marketing programs, partially offset by a $0.6 million decrease in amounts paid for sales incentives programs with our retail distributors.

Other General and Administrative Costs — Our other general and administrative costs were $15.6 million in the nine months ended September 30, 2011, an increase of $1.8 million, or 12.7%, from the comparable period in 2010. This increase was primarily the result of an increase in legal and other professional expenses, insurance costs and other corporate expenses related to our current status as a public reporting company. We were a private company during the first nine months of 2010.

Depreciation and Amortization — Our depreciation and amortization costs were $11.2 million during the nine months ended September 30, 2011, an increase of $1.9 million, or 20.8% from the comparable period in 2010. This increase was primarily the result of increased depreciation resulting from capital expenditures made in 2010.

Settlements and Other Losses — Settlements and other losses of $4.3 million in the nine months ended September 30, 2010 were related to a $3.5 million loss related to a patent infringement dispute and a $0.8 million loss related to a contractual dispute with an issuing bank.  Settlements and other losses of $0.3 million in the nine months ended September 30, 2011 were related to severance costs incurred in connection with the consolidation of some of our processing platforms and call center activities.

Other Income (Expense)

Our other expense was $1.4 million in the nine months ended September 30, 2011, a decrease of $2.2 million, or 61.2% from the comparable period in 2010.  This decrease was the result of a $0.7 million write-off of the remaining capitalized debt issuance costs on our prior credit facility we recorded in September 2010 when we terminated that facility.  No similar expenses were incurred in the first nine months of 2011.In addition, we incurred lower interest expenses in 2011 because our new credit facility features lower interest rates than the facility we terminated in 2010 and because we had less debt in the third quarter of 2010 as a result of repayments made in 2010.

Income Tax Expense

The following table presents the breakdown of our effective tax rate among federal, state, and other:

	Nine Months Ended September 30,
	2011	2010

U.S. federal income tax	35.0%	35.0%
State income taxes, net of federal benefit	2.8	4.0
Other	1.8	(0.8)
Income tax expense	39.6%	38.2%

Our total income tax expense was $15.5 million during the nine months ended September 30, 2011, an increase of $4.8 million from the comparable period in 2010, primarily the result of a period-over-period increase in our taxable income. Our effective tax rate during the nine months ended September 30, 2011 increased by 1.4% from the comparable period in 2010 primarily as a result of a lower research and development tax credit benefit in 2011.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from our operating activities and access to borrowings under our revolving credit facility. We believe our current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of our business for at least the next twelve months.

Comparison of Nine Months Ended September 30, 2011 and 2010 (unaudited)

	Nine Months Ended September 30,
	2011	2010
	(in thousands of dollars)

Net cash provided by operating activities	$32,626	$34,272
Net cash used in investing activities	(7,682)	(8,291)
Net cash used in financing activities	(27,325)	(20,058)
Net change in cash and cash equivalents	$(2,381)	$5,923

Cash Flows from Operating Activities

During the nine months ended September 30, 2011, our operating activities provided $32.6 million of cash from $23.7 million of net income, increased by $28.0 million of non-cash adjustments to net income and decreased by $19.1 million in cash used by changes in operating assets and liabilities. The $28.0 million adjustment to net income for non-cash items primarily relates to $11.2 million of depreciation and amortization expense, a $10.5 million provision for cardholder losses and $8.8 million of stock-based compensation expense, offset by $1.7 million of deferred income taxes and a $1.2 million tax benefit associated with stock options. The $19.1 million in cash used by changes in operating assets and liabilities was primarily the result of a $4.2 million decrease in our accounts payable and accrued liabilities caused by the payout in 2011 of bonuses earned in 2010, $11.9 million of write-offs flowing through our cardholders’ reserve, a $1.0 million increase in other current assets, a $1.2 million increase in other long-term assets and a $1.3 million increase in accounts receivable, offset by a $1.0 million increase in other liabilities.

The $1.6 million decrease in operating cash flows from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 relates to a $17.1 million decrease in cash provided by changes in operating assets and liabilities, partially offset by a $6.2 million increase in net income and a $9.3 million increase in non-cash item adjustments.  During the first nine months of 2010, $1.9 million of cash was used by changes in operating assets and liabilities while $19.1 million of cash was used by changes in operating assets and liabilities during the first nine months of 2011. This $17.1 million decrease in cash provided by changes in operating assets and liabilities, was primarily caused by a $7.8 million decrease in cash provided by accounts payable and accrued liabilities as well as $7.2 million of incremental write-offs flowing through our cardholders’ reserve during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Cash Flows from Investing Activities

Investing activities used $7.7 million of cash for the nine months ended September 30, 2011, due to a $0.9 million increase in premiums paid on the life insurance policies issued to support our obligations under our deferred compensation plan and our use of $6.8 million to purchase property and equipment. Cash used by investing activities for the nine months ended September 30, 2010 was $8.3 million, reflecting a $3.2 million investment in MFG and $5.1 million used to purchase property and equipment.

Cash Flows from Financing Activities

Financing activities used $27.3 million of cash for the nine months ended September 30, 2011, primarily related to $25.1 million used to repurchase outstanding shares of common stock and $3.3 million in payments under a capital lease. These cash outflows were partially offset by a $1.2 million tax benefit associated with stock options.  For the nine months ended September 30, 2010, financing activities used $20.1 million of cash, $15.5 million of which was used to repay debt under our prior credit facility and capital lease and $5.7 million of which was used to repurchase outstanding shares of common stock.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are comprised of settlement indemnifications and overdraft guarantees in favor of our issuing banks. We enter into operating leases, purchase orders and other commitments in the ordinary course of business as discussed below.  These obligations are reflected in our contractual obligations and commitments table.

During the nine months ended September 30, 2011, we executed leases for office space in Austin, Texas; Leawood, Kansas; and Atlanta, Georgia.

As of September 30, 2011, future minimum operating lease commitments under non-cancelable leases were as follows:

(in thousands of dollars)

Remainder of 2011	$323
2012	821
2013	1,027
2014	983
2015	1,036
Thereafter	1,508
Total minimum payments	$5,698

We have agreements with various third-party vendors and members of our distribution network to provide card issuance services, network transaction services, internet data center services, advertising and other consulting services. We generally make payments under these agreements on a monthly basis.  The remaining term of these agreements ranges from one to four years.

As of September 30, 2011, future minimum commitments under non-cancelable service agreements were as follows:

(in thousands of dollars)

Remainder of 2011	$2,497
2012	14,779
2013	9,136
2014	4,660
2015	1,038
Thereafter	—
Total minimum payments	$32,110

A significant portion of our business is conducted through retail distributors that provide load and reload services to cardholders at their locations. Members of our distribution and reload network collect our cardholders’ funds and remit them by electronic transfer to our issuing banks for deposit in the cardholder accounts. We do not take possession of our cardholders’ funds at any time during the settlement process. Our issuing banks typically receive our cardholders’ funds no earlier than three business days after they are collected by the retailer. If any retailer fails to remit our cardholders’ funds to our issuing banks, we typically reimburse our issuing banks for the shortfall created thereby. We manage the risk associated with this process through a formalized set of credit standards, volume limits and deposit requirements for certain retailers and by typically maintaining the right to offset any settlement shortfall against the commissions payable to the relevant retailer. We have not experienced any significant losses associated with settlement failures and we have not recorded a settlement guarantee liability as of September 30, 2011.  As of September 30, 2011, our estimated gross settlement exposure was $15.6 million.

Our cardholders can in some circumstances incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although we generally decline authorization attempts for amounts that exceed the available balance in a cardholder’s account, the application of card association and network organization rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees, among other things, can result in overdrawn card accounts. We also provide, as a courtesy and at our discretion, certain cardholders with a “cushion” which allows them to overdraw their card accounts by up to $10. In addition, eligible cardholders may enroll in our issuing banks’ overdraft protection programs and fund transactions that exceed the available balance in their accounts. We generally provide the funds used as part of this overdraft program (MetaBank will advance the first $1.0 million on behalf of its cardholders) and are responsible to our issuing banks for any losses associated with any overdrawn account balances. As of September 30, 2011, our reserve related to the risk that we may not recover our cardholders’ overdrawn account balances was approximately $3.4 million. As of September 30, 2011, our cardholders’ overdrawn account balances totaled $8.6 million.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. These risks are primarily associated with fluctuating interest rates for borrowings under our revolving credit facility. Borrowings under this facility bear interest based on current market rates. We have not historically used derivative financial instruments to manage this risk. As of September 30, 2011, we had borrowed $58.5 million of the $135.0 million available under our revolving credit facility. Interest on this debt accrued at a weighted average rate of 2.8% during the first nine months of 2011. A 1.0% increase or decrease in interest rates would have had a $0.4 million impact on our operating results and cash flows for the nine months ended September 30, 2011.

The table below presents principal amounts and related weighted average interest rates as of September 30, 2011 for our revolving credit facility:

(in thousands of dollars)

Revolving credit facility	$58,500
Weighted average interest rate	2.8%

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the securities rules and forms of the Securities and Exchange Commission (the “SEC”). Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring each company that files reports with the SEC to include a management report on its internal control over financial reporting in its annual report. We will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. Our independent registered public accounting firm will be required to attest to our internal control over financial reporting. We believe we will have adequate resources and expertise, both internal and external, in place to meet these attestation requirements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Further, as a result of these inherent limitations, misstatements due to error or fraud may occur and not be detected.

PART II.                OTHER INFORMATION

ITEM 1. Legal Proceedings

Integrated Technological Systems, Inc.

Integrated Technological Systems, Inc. (“ITS”) filed a patent infringement case against our subsidiary NetSpend Corporation (“NetSpend”) in the U.S. District Court for the District of Nevada on October 7, 2011 and served its complaint on NetSpend on October 13, 2011.  ITS asserts in its complaint that NetSpend has been infringing a patent issued to ITS in March of 2011 as a result of providing services that utilize the system described in the patent to transfer funds from NetSpend Reload Packs to NetSpend GPR cards and to transfer funds between NetSpend GPR cards.  ITS is seeking a declaration that NetSpend has infringed its patent, an injunction prohibiting NetSpend from continuing to infringe its patent; damages for NetSpend’s prior infringing activity; and attorneys’ fees and costs.

NetSpend is reviewing the invention claimed in the patent in an effort to form a view regarding its applicability to its products and services and the validity of the claimed invention in light of the relevant prior art.  NetSpend has not yet filed an answer to this complaint.

ITEM 1A. Risk Factors

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. The description below includes any material changes to and supersedes the description of the corresponding risk factors included in the 2010 Annual Report and in previous Quarterly Reports we filed on Form 10-Q.

Risks Relating to Our Business

Limitations on the amount of interchange fees that may be charged to merchants accepting our cards could decrease our revenues and negatively impact our business and financial performance.

A significant portion of our operating revenues is derived from our share of the fees charged to merchants for services provided in settling transactions routed through the networks of the card associations and network organizations, commonly known as “interchange fees.” For the nine months ended September 30, 2011, revenues from interchange fees represented approximately 22.7% of our total operating revenues and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues for the foreseeable future. In the past, the amounts of these interchange fees were fixed by the card associations and network organizations in their sole discretion.

In July 2010, the U.S. Congress adopted legislation which requires that the amount of interchange fees charged to merchants in connection with transactions utilizing traditional debit cards be reasonable and proportionate to the costs of the underlying transactions. Similar restrictions apply to certain prepaid cards issued by financial institutions that, together with their affiliates, have assets of $10 billion or more. The legislation also generally gave the Federal Reserve Board (the “FRB”) the power to regulate the amount of these interchange fees and required the FRB to promulgate regulations establishing standards for determining they are reasonable and proportionate to the costs of the underlying transactions. The FRB published final regulations in June 2011. The regulations prescribe limits (the “Cap”) on interchange fees that are below the previous rates set by the card associations and network organizations. The Cap became effective in October 2011. While we believe that the exemption from the Cap available to small issuing banks, such as MetaBank and Bancorp, will apply to the majority of our GPR card programs, it remains possible that the card associations and network organizations could reduce the interchange fees applicable to transactions conducted by the holders of cards issued by these banks.  Any such reduction would decrease our revenues and profit and could have a material adverse effect on our financial condition and results of operations.

In addition, INB, USB and SunTrust (our “Large Issuers”) have been listed by the FRB as entities that do not qualify for the exemption from the Cap provided to small issuers because these institutions, together with their worldwide affiliates, have assets of $10 billion or more.  We believe that the cards issued by our Large Issuers should qualify for an exemption from the Cap available for GPR cards, although we did have to modify some of the functionality of these cards to qualify for this exemption and we are continuing to discuss the applicability of the exemption with USB. These modifications were completed in October 2011, although USB has not yet certified to the networks and card associations that our programs with it are exempt from the Cap. In addition, the GPR exemption will no longer be available for cards issued by our Large Issuers after July of 2012 if the cardholders can be charged an overdraft fee or a fee for the first ATM withdrawal per month at a designated ATM network. Because we make overdraft protection available to some of the cardholders who hold cards issued by a Large Issuer, we expect these cards would become subject to the Cap in July of next year.

We are in the process of transitioning the card portfolios of INB and USB to small issuers and so we do not expect that the application of the Cap in July of next year will have a material impact on our 2012 revenues.  If, however, these migrations are materially delayed, we could see a reduced level of interchange revenues from these portfolios in the latter half of 2012.  We are, however, also evaluating alternative means by which cards issued by Large Issuers can be exempted from the Cap after July 2012, regardless of whether they contain an overdraft feature: we have not yet definitively determined that this result can be obtained. We do not expect that the implementation of the Cap will have a material adverse effect on our financial condition and results of operations for 2011.

The loss of, or change to, our relationships with MetaBank or our other issuing banks could adversely affect our business, results of operations and financial position.

We rely on the arrangements we have with our issuing banks to provide us with critical products and services, including the FDIC-insured depository accounts tied to our GPR cards, access to the ATM networks, membership in the card associations and network organizations and other banking services. As of September 30, 2011, the majority of our active cards were issued through MetaBank. If our relationship with MetaBank deteriorates, it could hinder our ability to grow our business and have an adverse impact on our operating results. If any material adverse event were to affect MetaBank or one or more of our other issuing banks, including as a result of the directives issued by the OCC against MetaBank, a significant decline in their financial condition, a decline in the quality of their services, loss of deposits, their inability to comply with applicable banking and financial service regulatory requirements, systems failure or their inability to pay us fees, or if we were to lose MetaBank or one or more of our other issuing banks as an issuing bank, we would be forced to find an alternative provider of these critical banking services. Furthermore, as our issuing banks have appointed us and our distributors as their agents for purposes of providing services in connection with our prepaid debit cards in various states, the termination of our relationship with one or more of our issuing banks would force us and our distributors to cease offering prepaid debit cards and related services to the extent that we rely on our status as an agent of our issuing banks in order to do so. We may not be able to find a replacement bank on terms that are acceptable to us or at all. Any change in our issuing banks could disrupt our business or result in arrangements with new banks that are less favorable to us than those we have with our existing issuing banks, either of which could have a material adverse impact on our results of operations and our financial condition. In addition, under our arrangements with our issuing banks, we have agreed upon sharing of certain revenues, costs and expenses. Changes in these arrangements could have a material adverse impact on our results of operations.

SunTrust, an issuer and referral partner for some of our payroll cards, has indicated that it believes we failed to perform an agreed-upon process to verify the identities of some of the employees holding payroll cards issued by SunTrust. We re-performed certain identity verification procedures with respect to the identified cardholders. SunTrust maintains, however, that it has the continuing right to terminate its contract with us, although it has not indicated that it intends to do so at this time. We are actively pursuing a renewal of our contract with SunTrust. The loss of our business relationship with SunTrust would mean that, although we would continue to administer our current portfolio of payroll cards issued by SunTrust, SunTrust would no longer seek to refer its commercial customers to us for payroll card services. The loss of this distribution channel could reduce our revenue growth in future periods if we are unable to replace SunTrust with other referral partners.

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

On July 26, 2011, the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN, issued a final rule regarding the applicability of the Bank Secrecy Act’s anti-money laundering provisions to “prepaid access programs.” This rulemaking clarifies the anti-money laundering obligations for entities, such as us and our distributors, engaged in the provision and sale of prepaid access devices like our GPR cards. We intend to register with FinCEN as a “money services business,” as we have done at certain times in our history. This registration will result in our having direct responsibility to maintain and implement components of an anti-money laundering compliance program. We currently perform the required activities under the agreements we have with each of our issuing banks and so we do not currently believe that complying with the final rule will result in any material increase in our costs of operations.

The final rule also imposes certain anti-money laundering and record keeping requirements on persons who are considered “sellers” of prepaid access. We believe we can configure our GPR programs so that the members of our load and reload networks will be eligible for an exemption from this definition without materially altering our programs. The final rule requires, however, that persons who load and reload prepaid cards (including closed-loop cards) must also implement policies and procedures reasonably adapted to prevent the sale of prepaid access to funds that exceed $10,000 (the “Daily Limit”) to any person during any given day in order to avoid being considered a “seller” of prepaid access. Persons considered “sellers” of prepaid access are required to maintain an effective anti-money laundering program; report suspicious activity; comply with certain recordkeeping requirements relating to customer identifying information and transaction data; and respond to law enforcement requests. These requirements become effective in March 2012.

It is possible that retailers will determine that complying with the requirements applicable to “sellers” of prepaid access is unduly onerous. As a result, these retailers will either seek to qualify for the exemption from this definition or cease distributing prepaid products. It is also possible that some retailers will conclude that instituting the policies and procedures needed to provide reasonable assurance that their aggregated prepaid sales to any person do not exceed the Daily Limit on any day is also unduly burdensome. Either of these conclusions could cause a retailer to elect to cease distributing prepaid products after the final FinCEN rules become effective. Developments such as these could make it materially more difficult for us to attract new distributors and retain our existing distributors. This would make it harder for us to sell cards to consumers and could have a material adverse effect on our future revenue and profits. Further, it is possible that FinCEN, or another federal or state regulator, could adopt additional laws or rules that would lead to a similar result.

We and our distributors may be subject to claims of infringement.

The technologies used in the payments industry are protected by a wide array of patents and other intellectual property rights. As a result, third parties may assert infringement and misappropriation claims against us from time to time based on our general business operations or the equipment, software or services we use or provide. Various third parties have asserted or suggested the possibility of asserting patent infringement claims against us from time to time in the past and we are currently the defendant in an ongoing patent infringement dispute.

In 2003, Alexsam, Inc. asserted a claim of patent infringement against us. Alexsam dismissed the claim without prejudice less than one month later pursuant to the parties’ agreement to negotiate a patent license agreement. We subsequently entered into a license agreement with Alexsam that gave us the option to begin using Alexsam’s patents (if we so chose) in exchange for royalties, but provided that we would not owe Alexsam royalties for the use of our existing systems. Alexsam has subsequently sued us for violating this license agreement and has asserted that we fraudulently induced them to enter into it. See “Part I.—Item 1.—Notes to the Condensed Consolidated Financial Statements Note 15: Commitments and Contingencies—Alexsam Litigation” contained in this Quarterly Report on Form 10-Q.

In 2008, we received a letter from Ronald A. Katz Technology Licensing, L.P., or RAKTL, which contained an offer for us to acquire a license under the RAKTL portfolio of patents related to certain interactive voice response technologies. In 2010, we entered into a release and contingent license agreement with RAKTL relating to their portfolio of patents and we paid RAKTL a total of $3.5 million.

In October 2011, Integrated Technological Systems, Inc. (“ITS”) filed a patent infringement case against our subsidiary NetSpend Corporation (“NetSpend”).  ITS asserts in its complaint that NetSpend has been infringing a patent issued to ITS in March of 2011 as a result of providing services that utilize the system described in the patent to transfer funds from NetSpend Reload Packs to NetSpend GPR cards and to transfer funds between NetSpend GPR cards.  ITS is seeking a declaration that NetSpend has infringed its patent, an injunction prohibiting NetSpend from continuing to infringe its patent; damages for NetSpend’s prior infringing activity; and attorneys’ fees and costs. We are reviewing the invention claimed in the patent in an effort to form a view regarding its applicability to our products and services and the validity of the claimed invention in light of the relevant prior art.  We have not yet filed an answer to this complaint.

Whether or not an infringement or misappropriation claim is valid or successful, it could adversely affect our business by diverting management’s attention and involving us in costly and time-consuming litigation. In the event a claim of infringement against us is successful, we may be required to pay past and future royalties to use technology or other intellectual property rights then in use, we may be required to enter into a license agreement and pay license fees or we may be required to stop using the technology or other intellectual property rights then in use. We may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. In addition, our distributors may be subject to infringement or misappropriation claims that, if successful, could preclude the distributor from distributing our products and services or cause the distributor to increase the fees they charge us. In addition, if claims made against our distributors arise out of their distribution of our products and services, we are required to indemnify them against any losses. We may not be fully protected against all losses associated with an infringement or misappropriation claim involving our licensors and suppliers who provide us with the software and technology that we use in our business. In addition, any such suppliers may refuse to, or may be unable to, pay any damages or honor their defense and indemnification obligations to us, which may result in us having to bear such losses.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Series A Convertible Preferred Stock

On August 17, 2011,the Board of Directors of the Company created a new series of preferred stock consisting of 1,500,000 shares that are designated as “Series A Convertible Preferred Stock” (the “Series A Stock”). The shares of Series A Stock are essentially identical to the shares of Common Stock of the Company, except that the Series A Stock has no voting rights other than as may be required by applicable law. Shares of Series A Stock are convertible into Common Stock at the rate of ten shares of Common Stock for each share of Series A Stock; provided, however, that no holder of shares of Series A Stock may convert any of their shares into Common Stock if (i) upon completing such conversion the holder, together with its affiliates, would own or control shares of Common Stock representing 24.9% or more of the outstanding voting securities of the Company and (ii) such conversion would require prior approval or notice under any state law then applicable to NetSpend or its subsidiaries.

Concurrently with the creation of the Series A Stock the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with JLL Partners Fund IV, L.P., a Delaware limited partnership (“JLL Fund IV”), and JLL Partners Fund V, L.P., a Delaware limited partnership (“JLL Fund V” and , collectively with JLL Fund IV, the “JLL Funds”). Pursuant to the Exchange Agreement, JLL Fund IV (1,999,950 shares) and JLL Fund V (5,000,050 shares) exchanged (the “Exchange”) an aggregate of 7,000,000 shares of the Common Stock held by them for an aggregate of 700,000 shares of Series A Stock in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof. No commissions or other remuneration was or will be paid or given, directly or indirectly, to the JLL Funds or any other person in connection with the Exchange. The shares of Series A Stock issued to the JLL Funds will be automatically re-converted into shares of Common Stock (at the rate of ten shares of Common Stock for each share of Series A Stock) if they are sold or otherwise transferred to a person who is not affiliated with the JLL Funds.

Issuer’s Purchases of Equity Securities

The following table summarizes the repurchases we made of our Common Stock during the three months ended September 30, 2011.

Calendar Month	Total Number of Shares Purchased (a)		Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

July	739,543	(b)	$9.65	709,246	$7,500,000
August	1,380,647		5.43	1,380,647	—
September	—		—	—	—
Total	2,120,190		$6.90	2,089,893

(a) On June 13, 2011, we announced a $25 million share repurchase program.  The share repurchases were made on the open market and through a 10b5-1 plan. The repurchase program commenced June 15, 2011 and was completed in September 2011. The amount of shares purchased and the timing of the purchases were based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. We intend to hold the repurchased shares in treasury for general corporate purposes. The average price paid per share is calculated on a trade date basis and excludes commissions.

(b) Amount includes 30,297 shares that were withheld upon the vesting of restricted stock awards to cover the income tax withholding obligations of the holders of those awards.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Removed and Reserved

ITEM 5. Other Information

In accordance with Section 3.5 of our Bylaws, stockholders who wish to have their nominees considered by the Nominating Committee for election to the Board of Directors must submit such nomination to our Secretary for receipt not less than 90 days and not more than 120 days prior to the anniversary date of the immediately preceding Annual Meeting of Stockholders (in the case of our 2012 Annual Meeting, not before December 28, 2011 and not later than January 27, 2012). Pursuant to our Bylaws, the notice of nomination is required to contain certain information about both the nominee and the stockholder making the nomination, including information sufficient to allow the independent directors to determine if the candidate meets the criteria for Board of Directors membership. We may also require that the proposed nominee furnish additional information in order to determine that person’s eligibility to serve as a director. Candidates recommended by stockholders will be evaluated on the same basis as candidates recommended by our directors, executive officers, third-party search firms or other sources. A nomination that does not comply with the above procedure will be disregarded. Stockholders should submit their nominations in writing to the Chairman, Nominating and Corporate Governance Committee, in care of the Secretary, NetSpend Holdings, Inc., 701 Brazos Street, Suite 1300, Austin, Texas 78701.

Stockholders may submit proposals appropriate for stockholder action at the next Annual Meeting consistent with the regulations of the Securities and Exchange Commission. If a stockholder desires to have a proposal included in the Company’s proxy statement and form of proxy distributed by the Board of Directors with respect to such meeting, the proposal must be received at our principal executive offices, 701 Brazos Street, Suite 1300, Austin, Texas 78701, Attention: Steven F. Coleman, Secretary and General Counsel, no later than 5:00 p.m. CDT on December 1, 2011, and must comply with the requirements of Rule 14a-8 of the Exchange Act.

In addition, our Bylaws establish advance notice procedures with regard to certain matters, including stockholder proposals not included in our proxy statement and stockholder nominations to our Board of Directors, to be brought before an annual meeting. In general, our Secretary must receive notice of any such proposal not less than 90 days nor more than 120 days prior to the anniversary date of the immediately preceding annual meeting (in the case of the next annual meeting, not before December 28, 2011 and not later than January 27, 2012) at the address of our principal executive offices shown above. Such notice must include the information specified in Section 2.8(c) and Section 3.5, as applicable, of our Bylaws.

ITEM 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1

Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with the SEC on November 10, 2010)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with the SEC on November 10, 2010)

4.1

Certificate of the Designations, Powers, Preferences and Rights of Series A Convertible Preferred Stock of NetSpend Holdings, Inc., dated August 17, 2011 (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on August 17, 2011)

10.1

Share Exchange Agreement, dated August 17, 2011, by and among JLL Partners Fund IV, L.P., JLL Partners Fund V, L.P. and NetSpend Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 17, 2011)

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

101

The following materials from the NetSpend Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSPEND HOLDINGS, INC.

By:	/s/ Daniel R. Henry
Daniel R. Henry
Chief Executive Officer

November 4, 2011

Exhibit Index

Exhibit Number	Description

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the NetSpend Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.