Form 10-K
period 2011-12-31
NetSpend Holdings, Inc.
filed 2012-02-24
CIK 1496623

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common equity held by non-affiliates based upon the last sale price of the common equity reported on the NASDAQ Global Select Market on June 30, 2011, was $319.9 million.

         The number of shares of the registrant's common stock outstanding on February 21, 2012 was 76,223,241.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the proxy statement the registrant will publish in connection with its 2012 annual meeting of stockholders. This proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's 2011 fiscal year.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K and the documents incorporated into this Annual Report on Form 10-K by reference contain forward-looking statements. These forward-looking statements include statements with respect to our financial condition, results of operations and business. The words "assumes," "believes," "expects," "budgets," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or similar terminology identify forward-looking statements. These forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, that could result in our expectations not being realized, cause actual results to differ materially from our forward-looking statements and/or otherwise materially affect our financial condition, results of operations and cash flows. Please see the section below entitled "Risk Factors" for a discussion of examples of the risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q we will file in 2012. We caution you not to place undue reliance on any forward-looking statements, which only speak as of the date hereof. Except as provided by law, we undertake no obligation to update any forward-looking statement based on changing circumstances or otherwise.

 PART I

ITEM 1.    BUSINESS

Overview

        NetSpend Holdings, Inc. (collectively with our subsidiaries, "we," "us" or the "Company") was formed as a Delaware corporation on February 18, 2004 in connection with the recapitalization of one our current subsidiaries, NetSpend Corporation, which was founded in 1999. We operate in one reportable business segment to provide general purpose reloadable ("GPR") prepaid debit and payroll cards and alternative financial service solutions to underbanked and other consumers in the United States. The products we manage provide underbanked consumers with access to FDIC-insured depository accounts with a menu of pricing and features specifically tailored to their needs. We have an extensive distribution and reload network comprised of financial service centers and other retail locations throughout the United States. Our common stock trades on the NASDAQ stock exchange under the symbol "NTSP."

        We are a program manager for the FDIC-insured depository institutions that issue the card products that we develop, promote and distribute. We have agreements with, among others, Meta Payment Systems ("MetaBank"), a division of Meta Financial Group ("MFG"), Inter National Bank ("INB"), U.S. Bank ("USB"), SunTrust Bank ("SunTrust"), Regions Bank ("Regions"), a large bank based in New England and The Bancorp Bank ("Bancorp" and, collectively with MetaBank, INB, USB, Regions, SunTrust and our other bank, the "Issuing Banks") whereby the Issuing Banks issue MasterCard International ("MasterCard") or Visa USA, Inc. ("Visa") branded cards to customers. Our products may be used to purchase goods and services wherever MasterCard and Visa are accepted or to withdraw cash via automatic teller machines ("ATMs").

        We are a leading provider of GPR cards and related alternative financial services to underbanked consumers in the U.S. GPR cards generally have the same functionality as traditional bank debit cards, serving as access devices to an FDIC-insured depository account with a bank. We also offer some of our cardholders features, such as direct deposit, interest-bearing savings accounts, bill pay functionality, card-to-card transfer capability, personal financial management tools and online and mobile phone card account access. Our strategy is to focus on increasing the number of cards that receive direct deposits because cardholders who electronically deposit funds on their cards generate more revenue for us than those who do not. In addition, consumers who receive direct deposits tend to remain in our programs longer than non-direct deposit cardholders. We had 865,000 and 719,000 direct deposit active cards as of December 31, 2011 and 2010, respectively. We had approximately 2.1 million active (i.e. cards that had been loaded or used since October 1, 2011) cards as of December 31, 2011 and a gross dollar volume of debit transactions and cash withdrawals of $11.2 billion for the twelve months ended December 31, 2011. We primarily focus on the estimated 60 million underbanked consumers in the U.S. who do not have a traditional bank deposit account or who rely on alternative financial services.

        We market cards through multiple distribution channels, including retail distributors, direct-to-consumer and online marketing programs and contractual relationships with corporate employers. We plan to substantially increase our distribution activities through traditional retailers in 2012.

  Market Opportunity

Prepaid Cards

        The prepaid card market is one of the fastest growing segments of the payments industry in the U.S. This market has experienced significant growth in recent years due to consumers and merchants embracing improved technology, greater convenience, more product choices and greater flexibility. Prepaid debit cards have proven to be an attractive alternative to traditional bank accounts for certain segments of the population, particularly those without a checking or savings account and those reliant on alternative financial services such as non-bank money orders, check cashing, rent-to-own agreements and payday loans. We refer to this segment of the population as the "underbanked" and we believe approximately 60 million adults in the U.S. fall within this demographic. In our view, many underbanked consumers are dissatisfied with the traditional banking sector due to expensive fee structures, including minimum balance fees and overdraft charges, denial of access to credit products due to a lack of credit history or poor credit or a distrust in non-cash financial instruments. In addition, many traditional financial services providers are not open during hours or located in areas that are convenient for underbanked consumers.

        As a result of their lack of access to traditional bank services, many underbanked consumers have historically used cash as their primary payment vehicle. However, the reliance on cash inherently limits these consumers' purchasing power and flexibility. For this portion of the population, prepaid debit cards have emerged as an attractive alternative to cash, allowing a cardholder to participate in mainstream financial transactions by other means. Our mission is to facilitate this transition.

Business Strategy

        Our goal is to be the leading provider of GPR cards and related alternative financial services to underbanked consumers. We are pursuing a number of approaches to achieve this objective.

        We plan to increase cardholder usage and retention by increasing the number of our cardholders who deposit their wages, government benefits or tax refunds directly onto their cards. We plan to continue to provide competitive pricing while adding functionality and complementary products and services that will encourage underbanked consumers to use our cards as the equivalent of a traditional bank account over longer periods of time.

        We also plan to develop new distribution relationships with leading national retailers and corporate employers in order to grow and diversify our cardholder base. For example, consumers can now buy and reload our GPR cards at approximately 5,000 7-Eleven locations and we are in active discussions with a number of other major retailers. We expect that our distribution relationship with PayPal will assist us in developing and executing this expanded distribution approach. We also plan to continue our efforts to refine and improve our on-line distribution capabilities and our relationships with providers of alternative financial products. Our paycard business will also focus on continuing to add issuing banks and their corporate clients to our portfolio.

Products and Services

        The GPR card is our core product. As of December 31, 2011, we had approximately 2.1 million active cards. We consider a GPR card to be "active" if a personal identification number, or PIN, or signature-based purchase transaction, a load transaction at a retailer location or an ATM withdrawal has been made with the card within the three month period preceding the date of determination.

        Funds may be loaded onto the GPR cards we market at retail locations within our distribution and reload network, through the direct deposit of wages, government benefits or tax refunds, from a cardholder's bank account through our online banking portal or through an electronic transfer by a third party.

        We provide a feature rich suite of products and services to our cardholders, including direct deposit, overdraft protection through our Issuing Banks, complimentary insurance coverage and online bill payment options. Our cardholders also have the ability to transfer funds to other cardholders and deposit a portion of their funds into an interest-bearing savings account linked to their GPR cards. We also provide certain cardholders with a "cushion" that allows them to overdraw their card accounts by up to $10 without a fee. Our website allows our cardholders to access their account information and effectively manage their budgets through our personal finance management tools. Our interactive voice response systems also provide account information and allow cardholders to activate their accounts and perform a range of transaction activities. In addition, we provide our cardholders with a text message service that automatically sends balance and transaction information to enrolled cardholders' mobile phones and allows them to interact with their account by sending text messages to us. We believe we were the first prepaid debit card provider to provide text message services to cardholders.

        The GPR cards we market through corporate employers are promoted to their employees as an alternative method of wage payment and are designed to be compliant with state wage and hour laws governing payroll cards. Similar to the GPR cards we market through our retail distributors, cardholders may load their wages onto our employer-marketed GPR cards through direct deposit. Although our employer-marketed GPR cards may not be reloaded through our reload network, they may currently be reloaded at all MoneyGram and Western Union agent locations.

        In addition to GPR cards, we were also a provider of gift cards. Beginning in 2008, we decided to focus primarily on our GPR cards and we ceased marketing gift cards entirely in August 2010.

Distribution

        We have built a distribution and reload network throughout the U.S. comprised of diverse categories of retailers, corporate employers and our own direct-to-consumer and online marketing programs. As of December 31, 2011, we marketed our GPR cards through more than 600 retail distributors at over 40,000 locations in the U.S. We also offered reload services through approximately 450 retailers at over 130,000 locations in the U.S. Our reload network is designed to provide convenient ways for our cardholders to add more funds to their cards and to provide our retail distributors with additional opportunities to earn revenue. Retailers typically collect a fee in connection with the reload of our GPR cards. We do not process reloads for other providers of GPR cards and so none of our revenues are derived from reloads of cards offered by other prepaid debit card companies. Our reload network is comprised of all of the alternative financial services provider locations and traditional retail locations that market our GPR cards, as well as all MoneyGram and Western Union agent locations.

        Our long-term relationships include leading alternative financial services providers, such as ACE Cash Express ("ACE"), Advance America, Cash America International, Community Financial Service Center and Check City, leading grocery and convenience stores, such as H-E-B, Speedway, Murphy Oil and Winn-Dixie, and leading tax preparation service providers, such as Liberty Tax Service. Our largest retail distributor is ACE with whom we have an exclusive distribution agreement through March 31, 2016. GPR cards distributed through ACE accounted for approximately 37.9% of our total revenues in 2011. We have also entered into contractual relationships with Interactive Communications International ("InComm") and Blackhawk Network ("Blackhawk") to sell and reload GPR cards through certain of the retailers participating in their networks, such as 7-Eleven and Safeway.

        In October 2011, we announced that we entered into a Program Services Agreement with PayPal under which we will act as the exclusive (subject to certain limited exceptions) provider of program management and processing services for PayPal-branded GPR cards in the United States. We began marketing the PayPal-branded card online in early 2012 and plan on adding retail distribution outlets in the first half of the year. We anticipate that our relationship with PayPal will assist us in our efforts to expand our distribution footprint in traditional retailers.

        We marketed our GPR cards through approximately 1,200 corporate employers as of December 31, 2011. These employers promote our GPR card to their underbanked employees as an alternative method of wage payment, allowing their employees to receive their wages on their GPR cards through direct deposit rather than a paper check and allowing the employers to avoid the costs associated with distributing paper checks. The corporate employers through which we market our GPR cards include Kohl's, Macy's, TravelCenters of America, Church's Chicken, Starwood Hotels & Resorts Worldwide, Hospital Corporation of America and Big Lots.

        We also market our cards directly to consumers through direct-to-consumer and online marketing programs. We have developed proprietary systems for optimizing the placement of information regarding our products on the Internet through affiliate marketing and search optimization and for identifying consumers likely to be receptive to offers to apply for our GPR cards.

Sales and Marketing

        Our marketing and promotional efforts are targeted at consumers as well as our retail distributors and corporate employers. Our sales force is comprised of approximately 70 business development and key account management professionals who are responsible for developing and maintaining our relationships with our retail distributors, online marketers and corporate employers. We principally market our cards under the NetSpend and Skylight brands and in many cases have co-branding relationships with our retail distributors. We have also commenced marketing cards under the PayPal brand and we are promoting a card branded "Control" through our relationship with BET Consumer Services, Inc. ("BET"). Our marketing programs focus principally on direct deposit enrollment and cardholder lifetime value optimization.

Operations

        Customer Acquisition and Account Activation.    Customers that acquire cards through our retail distributors and corporate employers are typically issued a temporary "Instant Issue" card with funds immediately available at reduced load and transaction limits. A customer may activate a temporary card either online or by telephone. Upon the approval of the application, the account is established and a permanent card embossed and personalized with the customer's name is sent to the customer within ten business days. Customers that acquire a card through our direct-to-consumer or online marketing campaigns submit a card application to us directly, either online or by telephone, and upon approval of the application the card is activated and, if not included in the original solicitation, a permanent card is sent to the customer. We accept or decline card applications based on a review of the personal data included in each customer's application against our own and third party databases, in accordance with procedures designed to comply with applicable law.

        Customer Service and Support.    We provide a comprehensive set of services to cardholders for account and balance information, budgeting tools, person-to-person payments, dispute resolution, bill payment and similar services. Customer support is provided through a combination of live service agents, as well as 24 hours a day, seven days a week access to our interactive voice response systems, our websites and other online and mobile phone based services. Our customer service team includes employees at our Austin, Texas and Atlanta, Georgia facilities (we are in the process of consolidating these activities at our Austin, Texas offices) and outsourced services through facilities in the Philippines and Guatemala (we recently terminated an outsourcing relationship in Mexico). We provide certain of our large distributors with private-label customer support interfaces.

        Risk Management and Regulatory Compliance.    We maintain substantially all aspects of portfolio and customer risk management, fraud exposure, chargeback recovery and transaction and distributor monitoring on behalf of our Issuing Banks. We also support the anti-money laundering and OFAC compliance efforts of our Issuing Banks.

        Transaction Processing.    A transaction begins with an electronic message from a merchant or an ATM requesting funds from a cardholder's account followed by a response from us authorizing or denying the transaction. In the case of an authorization, the cardholder's account is updated to reduce the funds available in the cardholder's account. We electronically receive and respond to an authorization request through the MasterCard, Visa or PULSE networks. The transaction is completed when a subsequent settlement transaction indicating the final purchase or withdrawal amount is received by us, upon which we debit the funds from the cardholder's account.

        We operate highly secure data centers in Austin, Texas and Las Vegas, Nevada with fault tolerant transaction processing capabilities. Our data centers have been engineered to ensure minimal exposure to system failures and unauthorized access. Physical security is maintained through restricted card key access and closed circuit television cameras. We use uninterruptible power supplies with battery backup and generators to ensure continuous flow of power to each data center in the event of any component failure or power outage. The facilities have dual-entrance, fiber optic SONET service for telecom redundancy.

        In addition, we operate a secure in-house data center in Atlanta, Georgia. The data center includes uninterruptible power supplies with battery backup and a stand-by generator to ensure continuous flow of power to systems in the event of power outage. Physical security is maintained through two-factor authentication process and is monitored by closed circuit television cameras.

        We are currently investing in a significant project intended to consolidate the operating platform of our employer-marketed GPR card with our core NetSpend infrastructure in order to increase our operating efficiencies, give us the ability to expand our feature set across our cardholder base and reduce our technology costs. We expect to complete this platform consolidation in 2012.

        Network and Telecommunications.    We maintain our own networking systems that are designed to provide secure and reliable connections to our distributors, Issuing Banks, cardholders and the other third parties, such as the card associations and other processors, on whom we rely to provide services that are integrated into our platform.

        Customer Statements and Account Information.    Cardholders can verify their account status and recent transactions through our customer service agents, through voice activation responses or by text messages to their mobile phones. Full account statements can be accessed online and printed statements are available upon request.

        Clearing and Settlement Process.    We have agreements with our Issuing Banks to undertake funds management and settlement processes through the card associations and network organizations. All cardholder funds are held by our Issuing Banks in FDIC-insured custodial depository accounts. Members of our distribution and reload network collect our cardholders' funds and remit them by electronic transfer to our Issuing Banks for deposit in the card accounts. Loads made through direct deposit are routed from the originating depository financial institutions through the Federal Reserve to our Issuing Banks for deposit in the card accounts. We provide a series of daily reports and instructions to our Issuing Banks regarding the movement of cardholder funds to enable them to reconcile their accounts.

Issuing Bank Relationships

        We are dependent upon our Issuing Banks to provide us with critical products and services, including the FDIC-insured depository accounts tied to our GPR cards, access to the ATM networks, membership in the card associations and network organizations and other banking functions. All cardholder funds are held by our Issuing Banks and our cardholders are charged fees by our Issuing Banks in connection with the programs we manage. Further, interchange fees are remitted by merchants to our Issuing Banks when cardholders make purchase transactions using our cards. Our Issuing Banks compensate us for our services based on these service charges and interchange fees.

        MetaBank, which has been one of our Issuing Banks since 2005, is a federal savings bank that is a leading issuer of prepaid debit cards. In January 2010, we amended our agreement with MetaBank and, in order to further align our strategic interests with MetaBank, we also acquired approximately 4.9% of the outstanding equity interests in Meta Financial Group, Inc., MetaBank's holding company.

        In July 2011, MetaBank publicly disclosed that it stipulated and consented to a Cease and Desist Order (the "Order") issued by the Office of Thrift Supervision ("OTS"), now the Office of the Comptroller of the Currency ("OCC"). Under the Order, MetaBank remains subject to the Supervisory Directives issued by the OTS (the "OTS Directives") in October 2010. Under the OTS Directives, MetaBank is required to obtain the written approval of the OCC prior to, among other things, entering into any new third party agency agreements concerning any credit or deposit product (including prepaid access) or materially amending any such existing agreement.

        We understand that the OTS Directives require MetaBank to obtain OCC approval prior to MetaBank executing third party agency agreements with new distributors for its existing program managers, including NetSpend. This means that we remain unable, without MetaBank obtaining the prior written approval of OCC, to enter into new agreements with distributors that are also required to enter into third party agency agreements with MetaBank. This restriction includes any retail distributors that have the capability to distribute cards issued by MetaBank and accept funds to be loaded onto those cards. Our programs that do not involve retail distributors that accept funds to be loaded onto cards, such as our direct-to-consumer and online marketing programs and our non-standard auto insurance marketing relationships, do not require third party agency agreements with our Issuing Banks. Similarly, as a general matter, extensions or renewals of our existing distributor agreements do not require new or amended third party agency agreements to be executed with our Issuing Banks, including MetaBank. Therefore, MetaBank is able to continue to operate within its existing third party agreements, including our card program management agreement, and to maintain its existing agency agreements with our distributors. We are actively pursuing our own money transmitter licenses in the jurisdictions where we do not currently have them in order to reduce our dependence on the ability of our Issuing Banks to enter into agency relationships with proposed new distributors. We currently have money transmitter licenses in 30 jurisdictions and applications pending in 17 jurisdictions. Our goal is to acquire licenses in all of the jurisdictions where our current or expected activities, or the activities of our distributors or reload partners, require licenses.

        We are pursuing a bank diversification strategy pursuant to which we intend to distribute our card issuing activities across at least three Issuing Banks, in addition to the banks that issue our payroll cards. We are focused on doing so in a manner that balances our diversification strategy with the protection of existing cardholder and direct deposit relationships and other operational considerations. In furtherance of this strategy we entered into an agreement with The Bancorp Bank ("Bancorp") in January 2011 pursuant to which Bancorp will serve as an Issuing Bank for our new and existing card programs. Bancorp began issuing our cards in a pilot program in April 2011 and began issuing cards as part of a more expanded commercial roll-out in October 2011. Our PayPal branded card will be issued by Bancorp. We are also continuing our discussions with other prospective Issuing Banks.

        In May 2011, we amended our agreement with Inter National Bank ("INB") to extend the date by which we agreed to transition the GPR cards issued by INB to another bank from July 2011 to September 2011. We are in the process of transitioning the distributors of cards issued by INB to another Issuing Bank and we are currently operating under the wind-down provisions of our agreement with INB.

        U.S. Bank ("USB") and SunTrust Bank ("SunTrust") act as issuers of our payroll cards. We are actively seeking to transfer the USB portfolio to another issuing bank and we currently expect to complete this transition in 2012. Our current contract with SunTrust automatically renewed for one year at the end of 2011, although SunTrust maintains that it has a continuing right to terminate its contract with us. We are actively seeking to sign agreements with additional banks that would act as issuers of payroll cards. As a result of these efforts, in October 2011, we signed an agreement with a large bank based in New England pursuant to which we will act as the program manager for the payroll cards to be issued by it. This relationship may also be expanded to include GPR cards in the future. We have also signed an agreement with Regions Bank ("Regions") pursuant to which it will act as an issuer of payroll cards.

Technology

        We develop and maintain all critical operations systems in-house. Our integrated end-to-end operational and technology platform supports a wide variety of core processing, client servicing and operational functions. Our proprietary systems include an account hosting database infrastructure, an integrated layer of banking, cardholder acquisition, cardholder relationship management and transactions processing applications, a range and variety of third-party client interfaces and a real-time reporting infrastructure. In addition to our core systems, we have also developed a number of ancillary systems that support a variety of customized operational needs, including regulatory compliance, risk management, customer servicing and financial reconciliation and reporting.

Intellectual Property

        We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our intellectual property and other proprietary rights. In addition, we license technology from third parties.

        We have one registered patent and have applied for additional patents related to some of the unique features of our products. Most of our services and products are based on proprietary software and related payments systems solutions. Protecting our rights to our proprietary software and the patents, copyrights and trade secrets related to them is important as it enhances our ability to offer distinctive services and products to our cardholders, distributors and Issuing Banks that differentiate us from our competitors. We have U.S. federal trademark registrations for the marks "NetSpend," "Skylight" and "All-Access" and several other marks, as well as registrations in a variety of foreign jurisdictions.

Competition

        The financial services industry, including the prepaid card market, is subject to intense and increasing competition. We directly compete with a number of companies that market open-loop prepaid debit cards through retail and online distribution, including Green Dot Corporation, Account Now, Inc. and UniRush, LLC. Many transaction processors, such as First Data Corporation, Total System Services, Inc., Fidelity National Information Services and Galileo Processing, Inc., have the ability to manage the processing of prepaid programs and are increasingly soliciting large distributors of prepaid cards to transfer their programs to their technology platform. Such a migration essentially eliminates our role as program manager for their card portfolios and we have lost some distributors as a result of this dynamic. In addition, we compete with banks that offer demand deposit accounts and other traditional issuers of debit cards. We also compete against large retailers, such as Wal-Mart, who are seeking to integrate more financial services into their product offerings and our competitor Green Dot currently has the exclusive right to sell GPR cards at Wal-Mart stores. We anticipate increased competition from alternative financial services providers who are often well-positioned to service the underbanked and who may wish to develop their own prepaid debit card programs. Although the increased desire of banks, retailers and alternative financial services providers to promote and develop prepaid debit card programs creates an increased awareness of prepaid products in the marketplace, it could also have an adverse effect on our business, including increased price competition and loss of distributor relationships.

        The principal means upon which we compete in the GPR and payroll card market are the experience we have gained in serving underbanked consumers over the last ten years and the understanding we have of the purchasing habits and needs of this demographic, price, the robustness of our distribution and reload network and familiarity with the regulatory environment. We also have scale advantages over some of our smaller and newer competitors. In addition, we believe that the fact that we use our own technology platform is unique among the leading GPR card providers. Having our own technology infrastructure enhances our product development capabilities and speed to market with differentiated product offerings. Processing transactions on our own platform also gives us insight into the attitudes, characteristics and purchasing behavior of underbanked consumers that we use to better tailor the products and services offered to this consumer segment.

Regulation

        Our industry is heavily regulated. We, and the products and services that we market and provide processing services for, are subject to a variety of federal and state laws and regulations, including, but not limited to:

  •
  Banking laws and regulations;

  •
  Money transmitter and payment instrument laws and regulations;

  •
  State wage payment laws and regulations;

  •
  Anti-money laundering laws;

  •
  Privacy and data security laws and regulations;

  •
  Consumer protection laws and regulations;

  •
  Unclaimed property laws; and

  •
  Card association and network organization rules.

Banking Laws and Regulations

        The cards we market are the products of our Issuing Banks and are subject to various federal and state laws and regulations, including those discussed below. MetaBank is a federal savings banks primarily regulated by the Office of the Comptroller of the Currency, or the OCC. INB and USB are national banks primarily regulated by the OCC, and their respective holding companies are primarily regulated by the Board of Governors of the Federal Reserve System, or the FRB. Bancorp is a Delaware state-chartered bank principally regulated by the Delaware Office of the State Bank Commissioner and the FRB, and its holding company is also principally regulated by the FRB. SunTrust is a Georgia state-chartered bank principally regulated by the Georgia Department of Banking and Finance and the FRB, and its holding company is also principally regulated by the FRB. As the deposits of each of our Issuing Banks are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to the applicable limit, the FDIC also serves as the secondary federal regulator for each of our Issuing Banks. As an agent of, and third-party service provider to, our Issuing Banks, we are subject to indirect regulation and direct audit and examination by the agencies that regulate them.

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

        In 2010, the FRB issued a final rule implementing Title IV of the Credit Card Accountability, Responsibility, and Disclosure Act of 2009, or CARD Act, which imposes requirements relating to disclosures, fees and expiration dates that are generally applicable to gift certificates, store gift cards and general-use prepaid cards. We believe that our GPR cards, and the maintenance fees charged on our GPR cards, are exempt from the requirements of this rule, as they fall within an express exclusion for cards which are reloadable and not marketed or labeled as a gift card or gift certificate. However, this exclusion is not available if the issuer, the retailer selling the card to a consumer or the program manager promotes, even if occasionally, the use of the card as a gift card or gift certificate. As a result, we provide retailers with instructions and policies regarding the display and promotion of our GPR cards so that retailers do not place our GPR cards on a display that does not separate or otherwise distinguish our GPR cards from gift cards.

Money Transmitter and Payment Instrument Laws and Regulations

        Nearly every state regulates the business of money transmitters. While a large number of states expressly exempt banks and their agents from such regulation, others purport to regulate the money transmittal business of banks and their agents to the extent not conducted through bank branches. Historically, we have taken the position that state money transmitter statutes do not generally apply to our business because, among other reasons, we do not receive or handle any consumer funds related to our cards at any time. Instead, our distributors collect all consumer funds related to the sale or load of our prepaid debit cards and remit them by electronic transfer directly to our Issuing Banks. In addition, we and our distributors acted as the agents of nationally chartered banks that were exempt from state regulation in the past. We are actively pursuing our own money transmitter licenses in the jurisdictions where we do not currently have them in order to reduce our dependence on the ability of our Issuing Banks to enter into agency relationships with proposed new distributors. We currently have money transmitter licenses in 30 jurisdictions and applications pending in 17 jurisdictions. Our goal is to acquire licenses in all of the jurisdictions where our current or expected activities, or the activities of our distributors or reload partners, require licenses.

        In those states where we are licensed as a money transmitter, we are subject to direct supervision and regulation by the relevant state banking departments or similar agencies charged with enforcement of the money transmitter statutes and we must comply with various requirements, such as those related to the maintenance of a certain level of net worth, surety bonding, selection and oversight of our authorized agents, maintaining permissible investments in an amount equal to our outstanding payment obligations, recordkeeping and reporting and disclosures to consumers. We are also subject to periodic examinations by the relevant licensing authorities, which may include reviews of our compliance practices, policies and procedures, financial position and related records, various agreements that we have with our Issuing Banks, distributors and other third parties, privacy and data security policies and procedures and other matters related to our business.

        We understand that state banking departments, which are charged with regulating the business of money transmission, have traditionally taken the position that the offering of payroll cards does not constitute money transmission and so we believe that we are not required to obtain state money transmission licenses in order to engage in this activity.

State Wage Payment Laws and Regulations

        The use of payroll card programs as means for an employer to remit wages or other compensation to its employees or independent contractors is governed by state labor laws related to wage payments. Our payroll distribution service includes payroll cards and convenience checks, and is designed to allow employers to comply with such applicable state wage and hour laws. Most states permit the use of payroll cards as a method of paying wages to employees, either through statutory provisions allowing such use, or, in the absence of specific statutory guidance, the adoption by state labor departments of formal or informal policies allowing for the use of such cards. Nearly every state allowing payroll cards places certain requirements and/or restrictions on their use as a wage payment method, the most common of which involve obtaining the prior written consent of the employee, limitations on payroll card fees and disclosure requirements.

Anti-Money Laundering Laws and Regulations

        In July 2011, the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN, issued a final rule regarding the applicability of the Bank Secrecy Act's anti-money laundering provisions to "prepaid access programs." This rulemaking clarifies the anti-money laundering obligations for entities, such as us and our distributors, engaged in the provision and sale of prepaid access devices like our GPR cards. We have registered with FinCEN as a "money services business." This registration results in our having direct responsibility to maintain and implement an anti-money laundering compliance program. We have historically performed the required activities under the agreements we have with each of our Issuing Banks and so we do not currently believe that complying with the final rule will result in any material increase in our costs of operations.

        The final rule also imposes certain anti-money laundering and record keeping requirements on persons who are considered "sellers" of prepaid access. We believe we can configure our GPR programs so that the members of our load and reload networks will be eligible for an exemption from this definition without materially altering our programs.

Privacy and Data Security Laws and Regulations

        We collect and store personally identifiable information about our cardholders, including names, addresses, social security numbers, driver's license numbers and account numbers and maintain a database of cardholder data relating to specific transactions, including account numbers, in order to process transactions and prevent fraud. As a result, we are required to comply with the privacy provisions of the Gramm-Leach-Bliley Act ("GLBA") and its implementing regulations, various other federal and state privacy statutes and regulations and the Payment Card Industry Data Security Standard, each of which is subject to change at any time. In order to comply with our obligations under GLBA and applicable state laws, and our agreements with our Issuing Banks, we are required to safeguard and protect the privacy of such personally identifiable information, make disclosures to our cardholders regarding the applicable privacy and information sharing policies and give our cardholders the opportunity to prevent us and our Issuing Banks from releasing information about them to unaffiliated third parties for marketing and other purposes. The privacy laws of certain states, including California, impose more stringent limitations on access and use of personal information than GLBA, requiring our cardholders to affirmatively opt-in to certain categories of disclosures. We continue to work with our Issuing Banks to implement and maintain appropriate policies and programs as well as adapt our business practices in order to comply with applicable privacy laws and regulations.

Consumer Protection Laws and Regulations

        We are, or may be, subject to various federal and state consumer protection laws, including those related to unfair and deceptive trade practices. We continue to implement and maintain policies and procedures to assist us in our compliance with such laws, which are subject to frequent change due to the increased focus on this area by federal and state legislatures, regulatory authorities and consumer protection groups.

        In June 2011, we, along with a number of other participants in the prepaid debit card industry, received a subpoena from the Florida Attorney General's office requesting information regarding our marketing materials, the fees we charge to cardholders and the disclosures we provide to them. We completed our initial documentary response to this request in June 2011. We believe that our programs comply in all material respects with any law that may be applicable and we are continuing to cooperate with this review.

Card Association and Payment Network Operating Rules

        In providing certain of our services to our Issuing Banks, we are required to comply with the operating rules promulgated by various card associations and network organizations, including certain data security standards, with such obligations arising either under our agreements with each Issuing Bank or as a condition to access or otherwise participate in the relevant card association or network organization. Each card association and network organization audits us from time to time to ensure our compliance with these standards. We continue to work with our Issuing Banks to implement and maintain appropriate policies and programs as well as adapt our business practices in order to comply with all applicable rules and standards.

Employees

        As of December 31, 2011, we had 484 employees. We are not subject to any collective bargaining agreement and have never been subject to a work stoppage. We believe that we have maintained good relationships with our employees.

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

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business

The market for prepaid debit cards and alternative financial services is highly competitive and competition is increasing as more companies, many that are larger and have greater resources than we do, endeavor to address the needs of underbanked consumers.

        The financial services industry, including the prepaid card market, is subject to intense and increasing competition. We directly compete with a number of companies that market open-loop prepaid debit cards through retail and online distribution, including Green Dot Corporation, Account Now, Inc. and UniRush, LLC. Many transaction processors, such as First Data Corporation, Total System Services, Inc., Fidelity National Information Services and Galileo Processing, Inc., have the ability to manage the processing of prepaid programs and are increasingly soliciting large distributors of prepaid cards to transfer their programs to their technology platforms. Such a migration essentially eliminates our role as program manager for their card portfolios and we have lost some accounts as a result of this dynamic. In addition, we compete with banks that offer demand deposit accounts and other traditional issuers of debit cards. We also compete against large retailers such as Wal-Mart who are seeking to integrate more financial services into their product offerings and our competitor Green Dot currently has the exclusive right to sell GPR cards at Wal-Mart stores. We anticipate increased competition from alternative financial services providers who are often well-positioned to service the underbanked and who may wish to develop their own prepaid debit card programs. The increased desire of banks, retailers, processors and alternative financial services providers to develop and promote prepaid debit card programs could have an adverse effect on our business, including increased price competition and the loss of distributor relationships.

        Our ability to grow our business is dependent on our ability to compete effectively against other providers of GPR cards and alternative financial services. Many existing and potential competitors have longer operating histories and greater name recognition than we do. In addition, many of our existing and potential competitors are substantially larger than we are and have substantially greater financial and other resources than we do. We also face strong price competition. To stay competitive, we may have to increase the incentives that we offer to our retail distributors and decrease the prices of our products and services, which could adversely affect our operating results.

The loss of, or changes to, our relationships with MetaBank or our other Issuing Banks could adversely affect our business, results of operations and financial position.

        We rely on the arrangements we have with our Issuing Banks to provide us with critical products and services, including the FDIC-insured depository accounts tied to our GPR cards, access to the ATM networks, membership in the card associations and network organizations (collectively, the "Networks") and other banking services. As of December 31, 2011, the majority of our active cards were issued through MetaBank. If our relationship with MetaBank deteriorates, it could hinder our ability to grow our business and have an adverse impact on our operating results. If any material adverse event were to affect MetaBank, including as a result of the directives issued by the OCC against MetaBank, or one or more of our other Issuing Banks or if we were to lose MetaBank or one or more of our other Issuing Banks, we would be forced to find an alternative provider of these critical banking services.

        We may not be able to find a replacement bank on terms that are acceptable to us or at all. Any change in our Issuing Banks could disrupt our business or result in arrangements with new banks that are less favorable to us than those we have with our existing Issuing Banks, either of which could have a material adverse impact on our results of operations and our financial condition.

        In addition, because some of our Issuing Banks have appointed us and our distributors as their agents for purposes of providing services in connection with our prepaid debit cards in various states, the termination of our relationship with one or more of these Issuing Banks would force us and our distributors to cease offering prepaid debit cards and related services to the extent that we rely on our status as their agent in order to do so.

        SunTrust, an issuer and referral partner for some of our payroll cards, has indicated that it believes we failed to perform an agreed-upon process to verify the identities of some of the employees holding payroll cards issued by it. We re-performed certain identity verification procedures with respect to the identified cardholders. SunTrust maintains, however, that it has the continuing right to terminate its contract with us, although it has not indicated that it intends to do so at this time. Our current contract with SunTrust automatically renewed for one year at the end of 2011. The loss of our business relationship with SunTrust would mean that, although we would continue to administer our current portfolio of payroll cards issued by SunTrust, SunTrust would no longer seek to refer its commercial customers to us for payroll card services. The loss of this distribution channel could reduce our revenue growth in future periods if we are unable to replace SunTrust with other referral partners.

Unauthorized disclosure of cardholder data, whether through breach of our computer systems or otherwise, could expose us to liability and protracted and costly litigation.

        We collect and store personally identifiable information about our cardholders, including names, addresses, social security numbers, driver's license numbers and account numbers and maintain a database of cardholder data relating to specific transactions, including account numbers, in order to process transactions and prevent fraud. As a result, we are required to comply with the privacy provisions of the Gramm-Leach-Bliley Act, various other federal and state privacy statutes and regulations, and the Payment Card Industry Data Security Standard, each of which is subject to change at any time. Compliance with these requirements is often difficult and costly, and our failure, or our distributors' failure, to comply may result in significant fines or civil penalties, regulatory enforcement action, liability to our Issuing Banks and termination of our agreements with one or more of our Issuing Banks, each of which could have a material adverse effect on our financial position and/or operations. In addition, a significant breach could result in our being prohibited from processing transactions for any of the relevant Network organizations, including Visa, MasterCard or PULSE, which would also have a significant material adverse impact on our financial position and/or results of operations.

        Any data breach or failure to comply with any applicable privacy requirements could result in damage to our reputation, which could reduce the use and acceptance of our prepaid cards, cause our Issuing Banks or distributors to cease doing business with us or lead to greater regulation, each of which could have a material adverse impact on our business, results of operations, financial position or potential for growth.

        Furthermore, if our computer systems are breached by unauthorized users, we may be subject to liability, including claims for unauthorized purchases with misappropriated bank card information, impersonation or similar fraud claims. We could also be subject to liability for any failure to comply with laws governing required notifications of such a breach. These claims also could result in protracted and costly litigation. In addition, we could be subject to penalties or sanctions from the Networks.

We and our distributors may be subject to claims of patent infringement.

        The technologies used in the payments industry are protected by a wide array of patents and other intellectual property rights. As a result, third parties may assert infringement and misappropriation claims against us from time to time based on our general business operations or the equipment, software or services we use or provide. Various third parties have asserted or suggested the possibility of asserting patent infringement claims against us from time to time in the past and we are currently the defendant in three ongoing disputes related to patents held by others.

        In 2003, Alexsam, Inc. asserted a claim of patent infringement against us. Alexsam dismissed the claim without prejudice pursuant to the parties' agreement to negotiate a patent license agreement. We subsequently entered into a license agreement with Alexsam that gave us the option to begin using Alexsam's patents (if we so chose) in exchange for royalties, but provided that we would not owe Alexsam royalties for the use of our existing systems. Alexsam has subsequently sued us for violating this license agreement and has asserted that we fraudulently induced them to enter into it.

        In October 2011, Integrated Technological Systems, Inc. ("ITS") filed a patent infringement case against NetSpend. ITS asserts in its complaint that NetSpend has been infringing a patent issued to ITS in March of 2011 as a result of providing services that utilize the system described in the patent to transfer funds from NetSpend Reload Packs to NetSpend GPR cards and to transfer funds between NetSpend GPR cards. ITS is seeking a declaration that NetSpend has infringed its patent, an injunction prohibiting NetSpend from continuing the alleged infringement of its patent; damages for NetSpend's prior alleged infringing activity; and attorneys' fees and costs.

        In February 2012, TQP Development, LLC ("TQP") filed a patent infringement case against NetSpend. TQP asserts in its complaint that NetSpend has been infringing a patent issued in May of 1995 to Telequip Corporation based on the operation of encrypted portions of NetSpend's website. TQP is seeking a judgment that NetSpend has infringed its patent, an injunction prohibiting NetSpend from continuing to infringe its patent, damages for NetSpend's alleged prior infringing activity and attorneys' fees and costs.

        Whether or not an infringement or misappropriation claim is valid or successful, it could adversely affect our business by diverting management's attention and involving us in costly and time-consuming litigation. In the event a claim of infringement against us is successful, we may be required to pay past and future royalties to use technology or other intellectual property rights then in use, enter into a license agreement and pay license fees or stop using the technology or other intellectual property rights then in use. We may be unable to obtain the necessary licenses from third parties at a reasonable cost or within a reasonable time. In addition, our distributors may be subject to infringement or misappropriation claims that, if successful, could preclude them from distributing our products and services or cause them to increase the fees they charge us. In addition, if claims made against our distributors arise out of their distribution of our products and services, we are required to indemnify them against any losses. We may not be fully protected against all losses associated with an infringement or misappropriation claim involving the licensors and suppliers who provide us with the software and technology that we use in our business. In addition, any such suppliers may refuse to, or may be unable to, pay any damages or honor their defense and indemnification obligations to us, which may result in us having to bear such losses.

The majority of our revenues result from GPR cards marketed pursuant to agreements we have entered into with retail distributors. If we are unable to maintain relationships with our retail distributors on terms that are favorable to us, our business, financial condition and operating results may be materially adversely affected.

        Our business model substantially depends on establishing agreements with our retail distributors, which primarily consist of alternative financial services providers, as well as grocery and convenience stores and other traditional retailers. While we continually seek to diversify the sources of our revenues and card distribution, the majority of our revenue streams have historically depended on cards distributed through these channels. In 2011, GPR cards distributed through our largest retail distributor, ACE, accounted for approximately 37.9% of our revenues. Our current contract with ACE expires in March 2016.

        The success of our business depends substantially on our ability to attract and retain retailers with a large number of locations that are convenient for our cardholders to purchase and reload our GPR cards. Some of our retail distributors may endeavor to internally develop their own prepaid debit card programs or enter into exclusive relationships with our competitors to distribute their products. The loss of, or a substantial decrease in revenues from, one or more of our top retail distributors, particularly ACE, could have a material adverse effect on our business and operating results. Most of our retail distribution agreements have terms ranging from three to five years and are typically renewable automatically for subsequent terms of at least one year unless we or the distributor affirmatively elect to discontinue the agreement within the required notice period. If we want to continue a contractual relationship with a retail distributor after the expiration of the agreement, we are typically required to renegotiate the terms of the agreement upon its expiration and in some circumstances we may be forced to modify the terms of the agreement before it expires. Our negotiations to renew some distribution agreements have resulted in, and in the future may result in, financial and other terms that are less favorable to us than the terms of the prior agreements, such as improved royalty rates and terms that permit the distributors to market prepaid debit cards that compete with our GPR cards. Further, we may not succeed in renewing these agreements when they expire, which would result in a complete loss of new revenue from these distributors. If we are required to pay higher revenue-sharing amounts or agree to other less favorable terms to retain our retail distributors, or if we are not able to renew our relationships with our retail distributors upon the expiration of our agreements, our business, financial condition and operating results would be harmed.

We depend on our distributors' sale and promotion of our products and services, but their interests and operational decisions might not always align with our interests.

        A significant portion of our operating revenues are derived from our products and services sold at the stores of our retail distributors. Because we often compete with many other providers of consumer and financial products for placement and promotion of products in these stores, our success depends on the willingness of our retail distributors to promote our products and services successfully. In general, these third parties are able to exercise significant discretion over the placement and promotion of our products in their stores and they can chose to give greater prominence to the products and services of other prepaid debit card providers. In many instances, our retail distributors have greater incentives to promote other products or services to consumers. If our retailers do not actively and effectively promote the sale of our cards, our growth will be limited and our operating results will suffer.

We are subject to extensive and complex federal and state regulation and new regulations and/or changes to existing regulations could adversely affect our business.

        As an agent of, and third-party service provider to, our Issuing Banks, we are subject to indirect regulation and direct audit and examination by the OCC, the FRB, the Georgia Department of Banking and Finance, the Delaware Office of the State Bank Commissioner and the Federal Deposit Insurance Corporation, or the FDIC. We will become subject to additional regulators as we add new issuing banks. We are also subject to direct regulation by those states in which we are licensed as a money transmitter.

        Because each of our retail distributors offers prepaid cards and reload services either as an agent of our Issuing Banks or, where applicable, of NetSpend or another licensed money transmitter, we do not believe that the distributors are themselves required to become licensed as money transmitters in order to engage in such activity. However, there is a risk that a federal or state regulator will take a contrary position and initiate enforcement or other proceedings against a distributor, us or our Issuing Banks. Such a development could have an adverse impact on our business, even if the relevant party were to ultimately prevail in such proceedings. It is also possible that the relevant party could be unsuccessful in making a persuasive argument that it should not be subject to such licensing requirements, and therefore could be deemed to be in violation of one or more of the state money transmitter statutes. Such failure to comply could result in the imposition of fines, the suspension of the relevant party's ability to offer some or all of our GPR cards and related services in the relevant jurisdiction, civil liability and criminal liability, each of which would likely have a material adverse impact on our revenues.

        State and federal legislatures and regulatory authorities have become increasingly focused upon the regulation of the financial services industry and continue to adopt new legislation which could result in significant changes in the regulatory landscape for financial institutions (such as our Issuing Banks) and other financial services companies (including our business). For example, the establishment of the federal Consumer Financial Protection Bureau will likely expose us to increased regulatory oversight and possibly more burdensome regulation and have an adverse impact on our revenue and profits. Additionally, changes to the disclosures which must be provided with our products and services or limitations placed on the overdraft and other fees associated with them could negatively impact our financial position by increasing our costs and reducing our revenue. Furthermore, states may adopt statutes which could limit the application of certain fees or otherwise increase the costs incurred, or negatively impact the revenue received, by our Issuing Banks in connection with the provision of our prepaid debit cards, which would have an indirect adverse impact on our revenue. Finally, if the federal or one or more state governments impose additional legislative or regulatory requirements on us, our Issuing Banks or our distributors, or prohibit or limit our activities as currently conducted, we may be required to modify or terminate some or all of our products and services offered in the relevant jurisdiction or certain of our Issuing Banks may terminate their relationship with us, which in turn could adversely affect our business. Any failure, or perceived failure, by us, our Issuing Banks or our distributors to comply with all applicable statutes and regulations could result in fines, penalties, regulatory enforcement actions, civil liability, criminal liability, and/or limitations on our ability to operate our business, each of which could significantly harm our reputation and have a material adverse impact on our business, results of operations and financial condition.

        In 2010, the FRB issued a final rule implementing Title IV of the Credit Card Accountability, Responsibility, and Disclosure Act of 2009, or CARD Act, which imposes requirements relating to disclosures, fees and expiration dates that are generally applicable to gift certificates, store gift cards and general-use prepaid cards. We believe that our GPR cards, and the maintenance fees charged on our GPR cards, are exempt from the requirements of this rule, as they fall within an express exclusion for cards which are reloadable and not marketed or labeled as a gift card or gift certificate. However, this exclusion is not available if the issuer, the retailer selling the card to a consumer or the program manager promotes, even if occasionally, the use of the card as a gift card or gift certificate. As a result, we provide retailers with instructions and policies regarding the display and promotion of our GPR cards. It is possible, however, that despite our instructions and policies to the contrary, a retailer engaged in offering our GPR cards to consumers could take an action with respect to one or more of the cards that would cause them to be viewed as being marketed or labeled as a gift card. In such event, it is possible that our GPR cards would lose their eligibility for such exclusion to the CARD Act and the rule's requirements and therefore our program could be deemed to be in violation of the CARD Act and the rule. Such a violation could result in the imposition of fines, the suspension of our ability to offer our GPR cards, civil liability, criminal liability and the inability of our Issuing Banks to apply certain fees to our GPR cards, each of which would likely have a material adverse impact on our revenues.

The providers of alternative financial services that distribute our products are subject to extensive and complex federal and state regulations and new regulations and/or changes to existing regulations could adversely affect their ability to offer our GPR cards through their locations, which in turn could have an adverse impact on our business.

        Our retail distributors include a large number of companies in industries that are highly regulated, such as payday lenders and other alternative financial services providers. It is possible that changes in the legal regime governing such businesses could limit their ability to distribute our products or adversely impact their business and thereby have an indirect adverse impact on our business. For example, a large number of states have either prohibited, or imposed substantial restrictions upon, the offering of "payday loans" and this activity continues to draw substantial scrutiny from federal and state legislatures, regulatory authorities and various consumer groups. Furthermore, the federal financial reform legislation enacted in July 2010 grants supervisory authority over entities engaged in this activity to the Consumer Financial Protection Bureau, which is directed to promulgate regulations which may significantly impact the operations and/or viability of various entities, including those engaged in the business of offering payday loans. As a number of our retail distributors, including our largest distributor, ACE, are engaged in offering payday loans, further legislative and regulatory restrictions that negatively impact their ability to continue their operations could have a corresponding negative impact on our ability to offer our GPR cards through their locations, potentially resulting in a significant decline in our revenue.

We are subject to extensive and complex federal and state regulation relating to the distribution of our GPR cards through corporate employers and new regulations and/or changes to existing regulations could adversely affect our business.

        We understand that state banking departments, which are charged with regulating the business of money transmission, have traditionally taken the position that the offering of payroll cards does not constitute money transmission and so we are not required to obtain a state money transmission license in order to engage in this activity. However, there is a risk that a federal or state regulator will take a contrary position and initiate enforcement or other proceedings against us or our Issuing Banks, which in turn could have an adverse impact on our business, even if we were to ultimately prevail in such proceedings. It is also possible that we could be unsuccessful in making a persuasive argument that we should not be subject to such licensing requirements and could be deemed to be in violation of one or more of the state money transmitter statutes. Such a violation could result in the imposition of fines, the suspension of our ability to offer our GPR cards through corporate employers in the relevant jurisdiction, civil liability and criminal liability, any of which would likely have a material adverse impact on our revenues.

        The use of payroll cards as a means for an employer to remit wages or other compensation to its employees or independent contractors is also governed by state labor laws related to wage payments. Most states permit the use of payroll cards as a method of paying wages to employees, either through statutory provisions allowing such use, or, in the absence of specific statutory guidance, the adoption by state labor departments of formal or informal policies allowing for the use of such cards. Nearly every state allowing payroll cards places certain requirements and/or restrictions on their use as a wage payment method, the most common of which involve obtaining the prior written consent of the employee, limitations on payroll card fees and disclosure requirements. There is a risk that one or more states or state labor departments that currently permit the use of payroll cards as a wage payment method will take a contrary position, either through revised legislation, regulation or policies, as applicable, or will impose additional requirements on the provision and use of such cards, each of which could have an adverse impact on our business.

The final rule to be adopted by the Department of Treasury could prevent us from loading federal benefits directly on to our cards.

        In January 2011 the Department of the Treasury issued an interim final rule that would prohibit the electronic deposit of federal benefits, wages and tax refunds to prepaid debit cards that do not meet certain criteria, including one that requires that the card not have an attached line of credit or loan feature that triggers automatic repayment from the card. The cardholder must also be afforded all of the consumer protections that apply to a payroll card. The public comment period for the rule expired in April 2011. Although we believe that our GPR cards comply with the interim final rule in all respects, the Department of the Treasury could change the rule in light of the comments it receives during the public comment period in a manner that would limit or prohibit the electronic deposit of federal benefits, wages and tax refunds onto our GPR cards, which would result in a material adverse impact on our revenues.

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

        In July 2011, the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN, issued a final rule regarding the applicability of the Bank Secrecy Act's anti-money laundering provisions to "prepaid access programs." This rulemaking clarifies the anti-money laundering obligations for entities, such as us and our distributors, engaged in the provision and sale of prepaid access devices like our GPR cards. We have registered with FinCEN as a "money services business" in our capacity as the manager of our prepaid programs. The final rule also imposes certain anti-money laundering and record keeping requirements on persons who are considered "sellers" of prepaid access. We believe we can configure our GPR programs so that the members of our load and reload networks will be eligible for an exemption from this definition without materially altering our programs. The final rule requires, however, that persons who load and reload prepaid cards (including closed-loop cards) must also implement policies and procedures reasonably adapted to prevent the sale of prepaid access to funds that exceed $10,000 (the "Daily Limit") to any person during any given day in order to avoid being considered a "seller" of prepaid access. Persons considered "sellers" of prepaid access are required to maintain an effective anti-money laundering program; report suspicious activity; comply with certain recordkeeping requirements relating to customer identifying information and transaction data; and respond to law enforcement requests. These requirements become effective in March 2012.

        It is possible that retailers will determine that complying with the requirements applicable to "sellers" of prepaid access is unduly onerous. As a result, these retailers will either seek to qualify for the exemption from this definition or cease distributing prepaid products. It is also possible that some retailers will conclude that instituting the policies and procedures needed to provide reasonable assurance that their aggregated prepaid sales to any person do not exceed the Daily Limit on any day is also unduly burdensome. Either of these conclusions could cause a retailer to elect to cease distributing prepaid products after the final FinCEN rules become effective. Developments such as these could make it materially more difficult for us to attract new distributors and retain our existing distributors. This would make it harder for us to sell cards to consumers and could have a material adverse effect on our future revenue and profits. Further, it is possible that FinCEN, or another federal or state regulator, could adopt additional laws or rules that would lead to a similar result.

Our business is dependent on our continued participation in the Networks, and the termination of our participation in the Networks or changes in the Network rules could materially adversely affect our business.

        We derive substantially all of our revenue from the compensation paid by our Issuing Banks for the program management and processing services that we provide in support of their prepaid debit cards. Because we are not a bank, we are not eligible for membership in the Networks. The rules and regulations of the Networks require us to be sponsored by a bank in order to process prepaid debit card transactions and serve as a program manager for our Issuing Banks' prepaid debit card programs. We currently participate in the Networks through sponsorship by our Issuing Banks. If we or one of our Issuing Banks fails to comply with the rules and regulations of the Networks or we fail to comply with the applicable program requirements of our Issuing Banks, the Networks could limit, suspend or terminate our participation in their organizations or levy fines against us.

        The termination of our participation in the Networks, or any changes in their rules and regulations or our Issuing Banks' program requirements that would impair our participation in the Networks, could require us to alter or suspend processing services that we provide to the Issuing Banks with respect to our prepaid debit cards, which would adversely affect our business. Further, if any of our Issuing Banks loses its sponsorship in the Networks, and we are unable to secure another bank to sponsor us with such Network, we would not be able to process transactions with respect to our prepaid debit cards and our business would be materially and adversely affected.

The information technology systems and networks maintained by us and the third parties on whom we rely could fail due to factors, including those beyond our control, which could negatively impact our existing customer relationships and our business reputation.

        We depend on the efficient and uninterrupted operation of our end-to-end operational and technology platform. This platform is comprised of a complex system of computers, software, data centers and networks. Our ability to efficiently process transactions also depends on the systems of a wide variety of third parties, including our Issuing Banks, distributors, the Networks and processors over which we have limited or no control. Our technology platform, and the third party systems on which we rely, could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Our property and business interruption insurance may not be adequate to compensate for all losses or failures that may occur. Protracted or frequent system failures could negatively impact our existing customer relationships and our business reputation.

We have entered into outsourcing and other agreements related to certain business operations, and any difficulties experienced in these arrangements could result in additional expense, loss of cardholders and revenue or an interruption of our services.

        We have entered into outsourcing agreements with third parties to provide certain customer service and related support functions to our cardholders, including the outsourcing of customer service through facilities located in the Philippines and Guatemala. As a result, we must rely on third parties over which we have limited control to perform certain of our operations and, in certain circumstances, interface with our cardholders. If these third parties are unable to perform to our requirements, we may be forced to pursue alternative strategies to provide these services, which could result in delays, interruptions, additional expenses and loss of cardholders.

        Due to their location in developing nations, these providers may be more susceptible to certain events, including political upheavals, war, terrorist attacks, strikes, natural disasters and pandemics. If our suppliers experience any of these events, our systems and networks may not function properly, we may lose customers and revenues and we may have difficulty attracting new customers, any of which could have a material adverse impact on our business, financial condition and results of operations. The business interruption insurance we carry may not cover any or all of the losses we may experience as a result of such events. Any significant losses that are not covered by insurance could negatively affect our financial condition and results of operations.

We cannot predict the outcome of the inquiry by the Florida Office of the Attorney General.

        In June 2011, we, along with a number of other participants in the prepaid debit card industry, received a subpoena from the Florida Attorney General's office requesting information regarding our marketing materials, the fees we charge to cardholders and the disclosures we provide to them. We completed our initial documentary response to this request in June 2011. Although we believe our programs have complied at all times with applicable law, the attorney general's office could find our arguments unpersuasive and seek to impose fines, require us to pay restitution to our cardholders or suspend or terminate our ability to offer our products and services in Florida. Any such result would adversely affect our business and could result in material litigation as well as actions by other regulators.

We are subject to risks and write-offs resulting from fraudulent activities and losses from overdrawn cardholder accounts that could adversely impact our financial performance and results of operations.

        Our prepaid cards expose us to threats involving the misuse of such cards, collusion, fraud, identity theft and systemic attacks on our systems. Although a large portion of fraudulent activity is addressed through the chargeback systems and procedures maintained by the Networks, we are often responsible for other losses due to merchant and cardholder fraud. No system or procedures established to detect and reduce the impact of fraud are entirely effective and we recorded losses of $14.4 million due to fraud in 2011. Although we actively devote efforts to effectively manage risk and prevent fraud, we could nevertheless experience an increase in fraud losses over our historical experience.

        Our cardholders can in some circumstances incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although we generally decline authorization attempts for amounts that exceed the available balance in a cardholder's account, the application of the Networks' rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees can, among other things, result in overdrawn card accounts. We also provide, as a courtesy and at our discretion, certain cardholders with a "cushion" which allows them to overdraw their card accounts by up to $10. In addition, eligible cardholders may enroll in our Issuing Banks' overdraft protection programs and fund transactions that exceed the available balance in their accounts. We generally provide the funds used as part of this overdraft program (MetaBank will advance the first $1.0 million on behalf of its cardholders) and are responsible to our Issuing Banks for any losses associated with any overdrawn account balances. As of December 31, 2011, our cardholders' overdrawn account balances totaled $9.0 million.

        Although we maintain reserves for fraud and other losses, our exposure to these types of risks may exceed our reserve levels for a variety of reasons, including our failure to predict the actual recovery rate, failure to effectively manage risk and failure to prevent fraud. Accordingly, our business, results of operations and financial condition could be materially and adversely affected to the extent that we incur losses resulting from overdrawn cardholder accounts and fraudulent activity that exceed our designated reserves or if we determine that it is necessary to increase our reserves substantially in order to address any increased recovery risk.

We may not increase cardholder direct deposit participation and therefore may not achieve all of our strategic growth objectives.

        Product features such as direct deposit loading onto reloadable prepaid debit cards have increased the attractiveness of such cards and increased their utility to underbanked consumers. Because direct deposit active cardholders on average initiate more debit transactions and generate more revenues for us than active cardholders without direct deposit, increasing cardholder adoption of direct deposit is an important part of our strategy. We are devoting significant resources to the further development of our direct deposit programs and our growth profile depends on a resulting increase in direct deposit participation by our cardholders. Some of our existing contracts with our retail distributors prohibit us from directly promoting direct deposit to their customers. It is possible that other distributors will in the future insist on similar restrictions, which could limit our ability to grow direct deposit participation. If we are unable to increase direct deposit participation as projected, we will be unable to meet our growth projections, and our business and results of operations will be adversely affected.

We have engaged, and may engage in the future, in mergers, acquisitions or strategic transactions that could disrupt our business and harm our financial condition.

        We may in the future further expand our distribution channels, technology platform or other aspects of our business through the acquisition of other businesses, assets or technologies. Any such transactions can entail risk, may require a disproportionate amount of our management and financial resources and may create operating and financial challenges, including:

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

        Our success depends in part on developing and protecting our intellectual property and other proprietary rights. We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our intellectual property and other proprietary rights. In addition, we license technology from third parties. We have one registered patent and have applied for additional patents related to some of the unique features of our products. Our patent applications may not become issued patents. If they do not become issued patents, our competitors would not be prevented from using these inventions.

        Existing laws afford only limited protection for our intellectual property rights. Intellectual property rights or registrations granted to us may provide an inadequate competitive advantage to us or be too narrow to protect our products and services. The protections outlined above may not be sufficient to prevent unauthorized use, misappropriation or disclosure of our intellectual property or technology and may not prevent our competitors from copying, infringing or misappropriating our products and services. It is possible that others will independently develop, design around or otherwise acquire equivalent or superior technology or intellectual property rights. If we are unable to adequately protect our intellectual property rights, our business and growth prospects could be materially and adversely affected.

Risks Related to Ownership of Our Common Stock

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

        As of December 31, 2011, we had 84,733,848 shares of common stock outstanding (assuming the conversion into common stock of 199,995 shares of non-voting Series A Convertible Preferred Stock ("Series A Stock") by JLL Fund IV and 500,005 shares of Series A Stock held by JLL Fund V). 55,497,289 of these shares were owned by Oak Investment Partners X, LP (33,126,267 shares), Oak X Affiliates Fund, LP (531,797 shares), JLL Fund IV (6,239,627 shares, assuming the conversion of the shares of Series A Stock held by such fund) and JLL Fund V (15,599,598 shares, assuming the conversion of the shares of Series A Stock held by such fund). The shares held by these affiliates are eligible for sale, subject to certain restrictions under the Securities Act of 1933, as amended (the "Securities Act"). In addition, these stockholders have the ability to require us to file a registration statement with respect to their shares under the Securities Act. If we register their shares, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 of the Securities Act. Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Provisions in our charter documents and under Delaware law may prevent or delay a change of control of us and could also limit the market price of our common stock.

        Certain provisions of Delaware law and of our certificate of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire, or attempt to acquire, control of us, even if such a change in control would be beneficial to our stockholders or result in a premium price being paid for our outstanding shares of common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

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

        The affirmative vote of the holders of at least 75% (or 80% in the case of the provision related to stockholder action by written consent) of our voting shares of capital stock is necessary to amend or repeal the above provisions that are contained in our certificate of incorporation. Absent approval of our board of directors, our bylaws may only be amended or repealed by the affirmative vote of the holders of at least 75% of our voting shares of capital stock.

        In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which limits business combination transactions with stockholders of 15% or more of our outstanding voting stock that our board of directors has not approved. These provisions and other similar provisions make it more difficult for existing stockholders or potential acquirers to acquire us.

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

        We believe that the trading price for our common stock is affected by research or reports that industry or financial analysts publish about us or our business. If one or more of the analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease coverage of our company, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal executive offices are located in Austin, Texas, where we lease approximately 54,000 square feet (we also lease a separate 21,000 square foot facility in Austin where some of our customer support staff is housed). We also maintain leased offices in Atlanta, Georgia, San Mateo, California, Kansas City, Kansas and Charlotte, North Carolina. We believe that our existing and planned facilities are adequate to support our existing operations and that, as needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3.    LEGAL PROCEEDINGS

        We are involved from time to time in various litigation and regulatory matters arising in the ordinary course of business. The amount, if any, of our ultimate liability with respect to these matters cannot be determined, and the resolution of any pending matters may have a material adverse effect on our business and financial condition.

        On October 24, 2007, Alexsam, Inc. filed suit against our subsidiary NetSpend Corporation ("NetSpend") in the District Court of Travis County, Texas, 419th Judicial District, asserting breach of a license agreement entered into between NetSpend and Alexsam in 2004 and seeking monetary damages, attorneys' fees, costs and interest. The license agreement was entered into by the parties following Alexsam's assertion and subsequent dismissal without prejudice of a claim of patent infringement filed by Alexsam against NetSpend in 2003. We have asserted counterclaims against Alexsam for breach of contract. In April 2010, we filed a motion for summary judgment, and following a hearing, the court denied the motion without substantive comment. In October 2010, Alexsam filed an amended petition, which added a claim by Alexsam that NetSpend fraudulently induced Alexsam to give up its prior patent infringement claims against NetSpend and enter into the license agreement. In November 2010, we removed the case to the United States District Court for the Western District of Texas. In January, 2011, the federal court remanded the case back to the Travis County District Court for the 419th Judicial District for further proceedings. In February 2011, we filed a motion for partial summary judgment on Alexsam's fraudulent inducement claim. Following a hearing, the court denied the motion. Trial is scheduled to begin in April 2012. We plan to vigorously contest Alexsam's claims and to vigorously pursue our own claims.

        Frederick J. Baker ("Baker") filed a consumer class action case against NetSpend, as well as one of our Issuing Banks and card associations (collectively, the "Defendants"), in the U.S District Court for the District of New Jersey in November 2008 seeking damages and unspecified equitable relief. In May 2009 Baker filed an amended complaint alleging that the Defendants violated the New Jersey Consumer Fraud Act (CFA), the New Jersey Truth-in-Consumer Contract, Warranty, and Notice Act (TCCWNA) and claiming unjust enrichment in connection with the Defendants' alleged marketing, advertising, sale and post-sale handling of NetSpend's gift card product in the State of New Jersey. In March 2011, the court heard oral arguments on Defendants' motion to dismiss Baker's amended complaint and on January 19, 2012, the court granted Defendants' motion in part and dismissed all claims except for the cause of action based on the alleged violation of the CFA. We filed our answer and affirmative defenses on February 3, 2012 and plan to vigorously contest Baker's claims.

        Integrated Technological Systems, Inc. ("ITS") filed a patent infringement case against NetSpend in the U.S. District Court for the District of Nevada on October 7, 2011 and served its complaint on NetSpend on October 13, 2011. ITS asserts in its complaint that NetSpend has been infringing a patent issued to ITS in March of 2011 as a result of providing services that utilize the system described in the patent to transfer funds from NetSpend Reload Packs to NetSpend GPR cards and to transfer funds between NetSpend GPR cards. ITS is seeking a declaration that: NetSpend has infringed its patent; an injunction prohibiting NetSpend from continuing the alleged infringement; damages for NetSpend's prior alleged infringing activity; and attorneys' fees and costs. Netspend filed an answer denying all of the substantive allegations of this complaint and asserted counterclaims seeking declarations of non-infringement and patent invalidity on November 28, 2011. We plan to vigorously contest ITS's claims and to vigorously pursue our own claims.

        TQP Development, LLC ("TQP") filed a patent infringement case against NetSpend in the U.S. District Court for the Eastern District of Texas on February 9, 2012. TQP asserts in its complaint that NetSpend has been infringing a patent issued in May of 1995 to Telequip Corporation based on the operation of encrypted portions of NetSpend's website. TQP is seeking a judgment that NetSpend has infringed its patent, an injunction prohibiting NetSpend from continuing to infringe its patent, damages for NetSpend's alleged prior infringing activity and attorneys' fees and costs. We are reviewing the invention claimed in the patent in an effort to form a view regarding its applicability to the operation of NetSpend's website and the validity of the claimed invention in light of the relevant prior art.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock has been listed on the NASDAQ stock market under the symbol "NTSP" since October 19, 2010. Prior to that date, there was no public trading market for our common stock. Our initial public offering ("IPO") was priced at $11.00 per share. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on NASDAQ stock market.

	High	Low
Year ended December 31, 2011
Fourth Quarter	$8.16	$4.36
Third Quarter	$10.09	$3.90
Second Quarter	$11.78	$7.53
First Quarter	$15.90	$8.97
Year ended December 31, 2010
Fourth Quarter (beginning October 19)	$16.21	$11.02

        On February 21, 2012, the last reported sales price of our common stock on the NASDAQ stock market was $9.61 per share and, as of December 31, 2011, there were 173 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the stockholders of record.

Dividend Policy

        We did not pay cash dividends on our common stock during the 2011 or 2010 and we do not expect to pay cash dividends on our common stock for the foreseeable future. We did expend $32.7 million to repurchase 4,319,844 shares of common stock during 2011 and we have an ongoing program pursuant to which we expect to purchase an additional $17.4 million of shares in 2012. Any future determination to pay cash dividends on our common stock would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations, financial condition and liquidity requirements, restrictions that may be imposed by applicable law and our contracts and other factors deemed relevant by our board of directors. In addition, the terms of our credit facility currently restricts our ability to pay dividends.

Unregistered Sales of Equity Securities

        In August 2011, we created a new series of preferred stock consisting of 1,500,000 shares that are designated as "Series A Convertible Preferred Stock" (the "Series A Preferred Stock"). The shares of Series A Preferred Stock are essentially identical to our Common Stock, except that the Series A Preferred Stock has no voting rights other than as may be required by applicable law. Shares of Series A Preferred Stock are convertible into Common Stock at the rate of ten shares of Common Stock for each share of Series A Preferred Stock; provided, however, that no holder of shares of Series A Preferred Stock may convert any of their shares into Common Stock if (i) upon completing such conversion the holder, together with its affiliates, would own or control shares of Common Stock representing 24.9% or more of our outstanding voting securities or (ii) such conversion would require prior approval or notice under any state law then applicable to us or our subsidiaries.

        Concurrently with the creation of the Series A Preferred Stock we entered into a Share Exchange Agreement (the "Exchange Agreement"), with JLL Partners Fund IV, L.P., a Delaware limited partnership ("JLL Fund IV"), and JLL Partners Fund V, L.P., a Delaware limited partnership ("JLL Fund V" and , collectively with JLL Fund IV, the "JLL Funds").

        Pursuant to the Exchange Agreement, JLL Fund IV (1,999,950 shares) and JLL Fund V (5,000,050 shares) exchanged (the "Exchange") an aggregate of 7,000,000 shares of the Common Stock held by them for an aggregate of 700,000 shares of Series A Preferred Stock in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof. No commissions or other remuneration was or will be paid or given, directly or indirectly, to the JLL Funds or any other person in connection with the Exchange. The shares of Series A Preferred Stock issued to the JLL Funds will be automatically re-converted into shares of Common Stock (at the rate of ten shares of Common Stock for each share of Series A Preferred Stock) if they are sold or otherwise transferred to a person who is not affiliated with the JLL Funds.

        We created the Series A Preferred Stock and entered into the Exchange Agreement because the JLL Funds and their affiliates were close to owning 25% of our outstanding Common Stock as a result of the repurchases conducted by us pursuant to our stock repurchase plan. Under the statutes pursuant to which we are licensed as a money transmitter, having a stockholder acquire in excess of 25% of our outstanding voting shares can result in various filing and notification requirements. Following the consummation of this transaction, the JLL Funds and their affiliates owned less than 20% of our outstanding voting securities.

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

Description of Equity Compensation Plans

        The description of our equity compensation plans required by Item 201(d) of Regulation S-K is incorporated herein by reference to "Part III—Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-K.

Issuer's Purchases of Equity Securities

        On June 13, 2011, we announced a $25 million share repurchase program. The share repurchases were made on the open market and through a 10b5-1 plan. The repurchase program commenced in June 2011 and was completed in September 2011. We are holding the repurchased shares in treasury for general corporate uses. We purchased 3,276,093 shares at an average price of $7.63 per share pursuant to this program. The average price paid per share is calculated on a trade date basis and excludes commissions.

        On November 23, 2011, we announced an additional $25 million share repurchase program. The share repurchases were being made through open market purchases pursuant to a 10b5-1 plan. The repurchase program commenced November 30, 2011 and was completed on February 10, 2012. We intend to hold the repurchased shares in treasury for general corporate purposes. As of December 31, 2011, we had purchased 1,043,751 shares at an average price of $7.32 per share pursuant to this program.

        The following table summarizes the repurchases we made of our common stock during the three months ended December 31, 2011.

Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October	N/A	N/A	N/A	N/A
November	39,800	$6.27	39,800	$24,750,303
December	1,003,951	7.36	1,003,951	17,363,541

Total	1,043,751	$7.32	1,043,751

ITEM 6.    SELECTED FINANCIAL DATA

        The tables below set forth selected consolidated financial data for the periods indicated. The consolidated balance sheet data as of December 31, 2011 and 2010 and statement of operations data for the years ended December 31, 2011, 2010 and 2009 have been derived from the audited consolidated financial statements of NetSpend Holdings, Inc. included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 2009, 2008 and 2007 and statement of operations data for the years ended December 31, 2008 and 2007 have been derived from the audited consolidated financial statements of NetSpend Holdings, Inc. not included in this Form 10-K. It is important that you read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 33, and our consolidated financial statements and related notes beginning on page 61.

        Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

Consolidated Statement of Operations Data

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands of dollars, except per share data)
Revenues	$306,255	$275,387	$225,000	$183,170	$128,597
Direct operating costs	146,199	130,783	106,572	80,216	57,294
Other operating expenses	102,132	99,029	92,842	76,983	46,020
Goodwill and intangible asset impairment	—	—	—	26,285	—
Settlement (gains) and other losses	515	4,300	(10,229)	—	—
Operating income (loss)	57,409	41,275	35,815	(314)	25,283
Income (loss) before income taxes	55,060	37,100	30,677	(4,338)	24,094
Income tax expense	21,814	14,368	12,503	7,307	9,368
Net income (loss)	$33,246	$22,732	$18,174	$(11,645)	$14,726
Net income (loss) per common share:
Basic
Common stock	$0.37	$0.26	$0.21	$(0.74)	$(2.47)
Class B common stock	$—	$—	$0.21	$(0.74)	$(2.47)
Diluted
Common stock	$0.36	$0.26	$0.21	$(0.74)	$(2.47)
Class B common stock	$—	$—	$0.21	$(0.74)	$(2.47)

Balance Sheet Data

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands of dollars)
Cash and cash equivalents	$72,076	$67,501	$21,154	$21,490	$30,141
Total assets	272,742	263,903	222,285	216,747	109,734
Long-term debt, net of current portion	58,500	58,500	51,979	76,875	42,000
Total stockholders' equity	170,853	156,816	109,352	88,345	35,544

Other Financial and Operating Data

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except percentages)
	(unaudited)
Adjusted EBITDA(1)	$84,197	$65,568	$40,367	$37,343	$31,288
Adjusted net income(2)	$42,476	$32,262	$16,854	$7,800	$16,644
Number of active cards (at period end)(3)	2,063	2,100	1,868	1,578	1,188
Number of active cards with direct deposit (at period end)(3)	865	719	515	361	165
Gross dollar volume(4)	$11,159,181	$9,810,515	$7,570,339	$5,690,842	$3,686,554
Percentage of direct deposit active accounts(5)	41.9%	34.2%	27.6%	22.9%	13.9%

(1)
We use a non-GAAP financial metric that we label "Adjusted EBITDA" to evaluate our financial performance. We compute Adjusted EBITDA by adjusting net income or net loss to remove the effect of income and expenses related to interest, taxes, depreciation and amortization ("EBITDA") and then adjusting for stock-based compensation and non-recurring gains and losses. We believe that Adjusted EBITDA is an important metric for the following reasons:

•
It provides a meaningful comparison of our operating results over several periods because it removes the impact of income and expense items that are not a direct result of our core operations, such as goodwill and intangible impairments, legal settlements and one-time settlement gains, losses on the early extinguishment of long-term debt and other infrequent losses;

•
We use it as a tool to assist in our planning for the effect of strategic operating decisions and for the prediction of future operating results; and

•
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

(2)
In addition to Adjusted EBITDA, we use a second non-GAAP financial metric that we label "Adjusted Net Income" to evaluate our financial performance. We compute Adjusted Net Income by adjusting net income or net loss to remove tax-effected amortization expense, stock-based compensation and non-recurring gains and losses. We believe Adjusted Net Income is an important metric that is useful to our board of directors, management and investors for the following reasons:

•
Assets being depreciated will often have to be replaced in the future and Adjusted EBITDA does not reflect any expenditure for these items;

•
Adjusted EBITDA does not reflect the significant interest expense or the payments necessary to service interest payments on our debt;

  •
  Adjusted Net Income provides a meaningful comparison of our operating results over several periods because it removes the impact of income and expense items that are not a direct result of our core operations, such as goodwill and intangible impairments, legal settlements and one-time settlement gains, losses on the early extinguishment of debt and other infrequent losses;

  •
  Adjusted Net Income per share on a diluted basis functions as a threshold target for our company-wide employee bonus compensation; and

  •
  We believe Adjusted Net Income measurements are used by investors as a supplemental measure to evaluate the overall operating performance of companies in our industry.

  By providing these non-GAAP financial measures, together with the below reconciliation, we believe we are enhancing investors' understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing strategic initiatives.

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

(3)
Number of active cards represents the total number of our GPR card accounts that have had a PIN or signature-based transaction, a load transaction at a retailer location or an ATM withdrawal within three months of the date of determination.

(4)
Gross dollar volume represents the total dollar volume of debit transactions and cash withdrawals made using our GPR cards.

(5)
Percentage of active cards with direct deposit represents the percentage of our active GPR cards that have had a direct deposit load within three months of the date of determination.

        The following is a reconciliation of our net income (loss) for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 to Adjusted EBITDA.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands of dollars)
Net income (loss)	$33,246	$22,732	$18,174	$(11,645)	$14,726
Interest income	(108)	(85)	(32)	(384)	(876)
Interest expense	2,457	3,526	5,170	4,408	2,065
Income tax expense	21,814	14,368	12,503	7,307	9,368
Depreciation and amortization	15,031	12,725	10,297	8,899	5,251

EBITDA	72,440	53,266	46,112	8,585	30,534
Stock-based compensation expense	11,242	7,268	4,484	2,473	754
Goodwill and acquired intangible asset impairment	—	—	—	26,285	—
Settlement (gains) and other losses	515	4,300	(10,229)	—	—
Loss on extinguishment of debt	—	734	—	—	—

Adjusted EBITDA	$84,197	$65,568	$40,367	$37,343	$31,288

  Settlement (gains) and other losses of $0.5 million during the year ended December 31, 2011 primarily relate to severance costs incurred in connection with the consolidation of some of our processing platforms and call center activities. Settlement (gains) and other losses during the year ended December 31, 2010 relate to a $3.5 million loss related to a patent infringement dispute and a $0.8 million loss associated with a contractual dispute with an Issuing Bank. Settlement (gains) and other losses during the year ended December 31, 2009 relate to $9.0 million of funds received from our Issuing Banks for fee and chargeback recoveries and $1.2 million resulting from the settlement of certain litigation.

  The loss on extinguishment of debt during the year ended December 31, 2010 relates to a $0.7 million write-off of the remaining capitalized debt issuance costs associated with our prior credit facility.

        The following is a reconciliation of our net income (loss), the most comparable GAAP measure, for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 to Adjusted Net Income.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands of dollars)
Net income (loss)	$33,246	$22,732	$18,174	$(11,645)	$14,726
Stock-based compensation expense	11,242	7,268	4,484	2,473	754
Goodwill and acquired intangible asset impairment	—	—	—	26,285	—
Amortization of intangibles	3,524	3,245	3,516	3,224	2,385
Settlement (gains) and other losses	515	4,300	(10,229)	—	—
Loss on extinguishment of debt	—	734	—	—	—

Total pre-tax adjustments	15,281	15,547	(2,229)	31,982	3,139
Tax rate(1)	39.6%	38.7%	40.8%	39.2%	38.9%
Tax adjustment	6,051	6,017	(909)	12,537	1,221

Adjusted net income	$42,476	$32,262	$16,854	$7,800	$16,644

  Settlement (gains) and other losses of $0.5 million during the year ended December 31, 2011 primarily relate to severance costs incurred in connection with the consolidation of some of our processing platforms and call center activities. Settlement (gains) and other losses during the year ended December 31, 2010 relate to a $3.5 million loss related to a patent infringement dispute and a $0.8 million loss associated with a contractual dispute with an Issuing Bank. Settlement (gains) and other losses during the year ended December 31, 2009 relate to $9.0 million of funds received from our Issuing Banks for fee and chargeback recoveries and $1.2 million resulting from the settlement of certain litigation.

  The loss on extinguishment of debt during the year ended December 31, 2010 relates to a $0.7 million write-off of the remaining capitalized debt issuance costs associated with our prior credit facility.

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

 Overview

        We are a leading provider of general-purpose reloadable prepaid debit cards, or GPR cards, and related alternative financial services to underbanked consumers in the United States. We empower underbanked consumers by providing innovative and affordable financial products and services tailored to meet their particular financial services needs and preferences in a manner that traditional banking institutions have historically not met. In addition, our products and services provide our retail distributors an opportunity to enhance their customer relationships and generate incremental, ongoing revenue streams.

        We have built an extensive and diverse distribution and reload network in the U.S. to support the marketing and ongoing use of our GPR cards. We market our cards through multiple channels, including retail distributors, direct mail and online marketing programs and to corporate employers as an alternative method of wage payment for their employees. Beginning in 2008, we decided to focus primarily on our GPR cards and we ceased marketing gift cards entirely in August 2010.

        We have developed a proprietary technology platform. Our in-house platform is end-to-end in that it encompasses the critical functions required for us to acquire cardholders, process transactions, maintain account-level data, communicate with cardholders, manage risk, ensure regulatory compliance and connect to our Issuing Banks and distributors. These integrated capabilities allow us to customize our products and services for different markets, distribution channels and customer segments. Further, by processing transactions on our own platform, we gain unique and extensive insight into the attitudes, characteristics and purchasing behavior of our cardholders.

        We operate as a program manager for the FDIC-insured depository institutions that issue the card products that we develop, promote and distribute. Our cardholders may use their GPR cards to make purchase transactions at any merchant that participates in the MasterCard, Visa or PULSE networks and to withdraw funds from participating ATMs. MetaBank holds the majority of our cardholder funds. In January 2010, we acquired approximately 4.9% of the outstanding equity interests in Meta Financial Group, Inc. ("MFG"), MetaBank's holding company.

        Our principal operating company, predecessor and current subsidiary, NetSpend Corporation ("NetSpend"), was incorporated in Texas in 1999. In May 2004, Oak Investment Partners acquired a controlling equity interest in our operating company through a recapitalization transaction pursuant to which we, as a newly-formed holding company, incorporated in Delaware and acquired all of the capital stock of NetSpend. In 2008, we acquired Skylight Financial, Inc., or Skylight, a payroll card provider, in a stock-for-stock merger. Entities affiliated with one of our significant shareholders, the JLL Funds, were previously the majority owners of Skylight.

 Recent Developments

Issuing Bank Diversification

        We are pursuing a bank diversification strategy pursuant to which we intend to distribute our card issuing activities across at least three issuing banks, in addition to the banks that issue our payroll cards. We are focused on doing so in a manner that balances our diversification strategy with the protection of existing cardholder and direct deposit relationships and other operational considerations. In furtherance of this strategy we entered into an agreement with The Bancorp Bank ("Bancorp") in January 2011 pursuant to which Bancorp will serve as an Issuing Bank for our new and existing card programs. Bancorp began issuing our cards in a pilot program in April 2011 and began issuing cards as part of a commercial roll-out in October 2011. We are working diligently with Bancorp on a more extensive rollout. We are also continuing our discussions with other prospective issuing banks.

        In May 2011, we amended our agreement with Inter National Bank ("INB") to extend the date by which we agreed to transition the GPR cards issued by INB to another bank from July 2011 to September 2011. We are in the process of transitioning the distributors of cards issued by INB to another Issuing Bank and we are currently operating under the wind-down provisions of our agreement with INB.

        U.S. Bank ("USB") and SunTrust Bank ("SunTrust") act as issuers of our payroll cards. We are actively seeking to transfer the USB portfolio to another Issuing Bank and we currently expect to complete this transition in 2012. Our current contract with SunTrust automatically renewed for one year at the end of 2011. We are actively seeking to sign agreements with additional banks to act as issuers of payroll cards. As a result of these efforts, we recently signed agreements with Regions Bank and a large bank based in New England pursuant to which we will act as the program manager for the payroll cards to be issued by them.

  Share Repurchase Programs

        On June 13, 2011, we announced a $25 million share repurchase program. The share repurchases were made on the open market and through a 10b5-1 plan. The repurchase program commenced in June 2011 and was completed in September 2011. We are holding the repurchased shares in treasury for general corporate uses. We purchased 3,276,093 shares at an average price of $7.63 per share pursuant to this program. The average price paid per share is calculated on a trade date basis and excludes commissions.

        On November 23, 2011, we announced an additional $25 million share repurchase program. The share repurchases were being made through open market purchases pursuant to a 10b5-1 plan. The repurchase program commenced November 30, 2011 and has been completed. We intend to hold the repurchased shares in treasury for general corporate purposes. As of December 31, 2011, we had purchased 1,043,751 shares at an average price of $7.32 per share pursuant to this program.

Key Business Metrics

        As a leading provider of GPR cards and related alternative financial services to underbanked consumers, we evaluate a number of business metrics to monitor our performance and manage our business. We believe the following metrics are the primary indicators of our performance.

        Number of Active Cards—represents the total number of our GPR cards that have had a PIN or signature-based purchase transaction, a load transaction at a retailer location or an ATM withdrawal within three months of the date of determination. We had approximately 2.1 million active cards as of December 31, 2011 and 2010, respectively, and 1.9 million active cards as of December 31, 2009.

        Number of Active Cards with Direct Deposit—represents the number of our active cards that have had a direct deposit load within three months of the date of determination. We had 865,000, 719,000 and 515,000 direct deposit active cards as of December 31, 2011, 2010 and 2009, respectively. Our strategy is to focus on increasing the number of cards that receive direct deposits because cardholders who use direct deposit generate more revenue for us than those who do not. Additionally, consumers who receive direct deposits tend to remain in our programs longer than non-direct deposit cardholders.

        Percentage of Active Cards with Direct Deposit—represents the percentage of our active GPR cards that have had a direct deposit load within three months of the date of determination. The percentage of our active cards that were direct deposit active cards as of December 31, 2011, 2010 and 2009, was 41%, 34% and 27%, respectively.

        Gross Dollar Volume (GDV)—represents the total dollar volume of debit transactions and cash withdrawals made using our GPR cards. Our gross dollar volume was $11.2 billion, $9.8 billion and $7.6 billion for the years ended December 31, 2011, 2010 and 2009, respectively. Approximately 78.0%, 71.8% and 64.4% of the gross dollar volume for the years ended December 31, 2011, 2010 and 2009, respectively, was made using active cards with direct deposit.

Key Components of Our Results of Operations

Operating Revenues

        Our operating revenues principally consist of a portion of the service fees and interchange revenues received by our Issuing Banks in connection with the programs we manage.

        Cardholders are charged fees in connection with our products and services, as follows:

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

  •
  Customer Service and Maintenance—Cardholders are typically charged fees for balance inquiries made through our call centers. Cardholders are also charged a monthly maintenance fee after a specified period of inactivity.

  •
  Additional Products and Services—Cardholders are charged fees associated with additional products and services offered in connection with certain of our GPR cards, including the use of overdraft features, a variety of bill payment options, custom card designs and card-to-card transfers of funds initiated through our call centers.

  •
  Other—Cardholders are charged fees in connection with the acquisition and reloading of our GPR cards at retailers and we receive a portion of these amounts in some cases.

        Revenue resulting from the service fees charged to our cardholders described above is recognized when the fees are charged because the earnings process is substantially complete, except for revenue resulting from the initial activation of our cards and annual subscription fees. Revenue resulting from the initial activation of our cards is recognized ratably, net of commissions paid to our distributors, over the average account life, which is approximately one year for our GPR cards (three months for the gift cards we marketed prior to August 2010). Revenue resulting from annual subscription fees is recognized ratably over the annual period to which the fees relate.

        Our revenues also include fees charged in connection with program management and processing services we provide for private-label programs, as well as fees charged to MetaBank based on interest earned on cardholder funds. Under our current arrangement with MetaBank, we would only be entitled to receive interest on cardholder funds if market interest rates rose significantly above current levels. Revenue resulting from these fees is recognized when we have fulfilled our obligations under the underlying service agreements.

        We earn revenues from a portion of the interchange fees remitted by merchants when cardholders make purchase transactions using their prepaid debit cards. Subject to applicable law, interchange fees are fixed by the Networks. Interchange revenues are recognized net of sponsorship, licensing and processing fees charged by the Networks for services they provide in processing purchase transactions routed through them. Interchange revenue is recognized during the period that the purchase transactions occur. Also included in interchange revenue are fees earned from branding agreements with the Networks.

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

Operating Expenses

        We classify our operating expenses into the following categories:

        Direct Operating Costs—Direct operating costs consist primarily of the commissions we pay to members of our distribution and reload network for their services, ATM processing fees, card supply costs, costs for fraud and other losses related to our card programs, customer verification costs, customer service costs and fees paid to our Issuing Banks. These costs are driven by transaction volumes and the number of active cards.

        Salaries, Benefits and Other Personnel Costs—Salaries, benefits and other personnel costs consist of the compensation costs associated with our employees, including base salaries, benefits, bonus compensation and stock-based compensation. This excludes any personnel costs associated with customer service personnel. Costs associated with these employees are included in direct operating costs.

        Advertising, Marketing and Promotion Costs—Advertising, marketing and promotion costs primarily consist of the costs of our marketing programs to potential cardholders including direct mailings, internet advertising, promotional events run in conjunction with our distributors, conferences, trade shows and the creation of marketing collateral and other materials. We plan to advertise our products on television in 2012.

        Other General and Administrative Costs—Other general and administrative costs primarily consist of costs for legal, accounting, information technology, travel, facility and other corporate expenses.

        Depreciation and Amortization—Depreciation and amortization consists of depreciation of our long-lived assets and amortization of finite-lived intangibles.

        Settlements (Gains) and Other Losses—Settlements (gains) and other losses consist of recoveries of excess funds from our Issuing Banks for fee and chargeback recoveries, legal settlements and other infrequent losses.

Other Income (Expense)

        Other income (expense) primarily consists of interest income and interest expense. Interest income represents interest we receive on our cash and cash equivalents. Interest expense is associated with our long-term debt and capital leases.

Income Tax Expense

        Income tax expense primarily consists of corporate income taxes on our profits.

Consolidated Statements of Operations Data

	Year Ended December 31,
	2011	2010	2009
	(in thousands of dollars)
Operating Revenues	$306,255	$275,387	$225,000
Operating Expenses
Direct operating costs	146,199	130,783	106,572
Salaries, benefits and other personnel costs	52,736	54,032	46,668
Advertising, marketing and promotion costs	14,230	14,038	13,803
Other general and administrative costs	20,135	18,234	22,074
Depreciation and amortization	15,031	12,725	10,297
Settlement (gains) and other losses	515	4,300	(10,229)

Total operating expenses	248,846	234,112	189,185

Operating income	57,409	41,275	35,815
Other Income (Expense)
Interest income	108	85	32
Interest expense	(2,457)	(3,526)	(5,170)
Loss on extinguishment of debt	—	(734)	—

Total other expense	(2,349)	(4,175)	(5,138)

Income before income taxes	55,060	37,100	30,677
Provision for income taxes	21,814	14,368	12,503

Net income	$33,246	$22,732	$18,174

	As a Percentage of Total Operating Revenues
	Year Ended December 31,
	2011	2010	2009
Operating Revenues	100.0%	100.0%	100.0%
Operating Expenses
Direct operating costs	47.7	47.5	47.4
Salaries, benefits and other personnel costs	17.2	19.6	20.7
Advertising, marketing and promotion costs	4.7	5.1	6.1
Other general and administrative costs	6.6	6.6	9.8
Depreciation and amortization	4.9	4.6	4.6
Settlement (gains) and other losses	0.2	1.6	(4.5)

Total operating expenses	81.3	85.0	84.1

Operating income	18.7	15.0	15.9
Other Income (Expense)
Interest income	0.1	—	—
Interest expense	(0.8)	(1.3)	(2.3)
Loss on extinguishment of debt	—	(0.2)	—

Total other expense	(0.7)	(1.5)	(2.3)

Income before income taxes	18.0	13.5	13.6
Provision for income taxes	7.1	5.2	5.5

Net income	10.9%	8.3%	8.1%

Comparison of Fiscal 2011 and 2010

Operating Revenues

        Operating Revenues—Our operating revenues totaled $306.3 million in fiscal 2011, an increase of $30.9 million, or 11.2%, from $275.4 million seen in fiscal 2010. Service fees represented approximately 77.6% of our revenue for fiscal 2011 with the balance of our revenue consisting of interchange fees. Service fee revenue increased $21.8 million, or 10.1%, from $215.8 million in fiscal 2010 to $237.6 million in fiscal 2011. This year-over-year increase in service fee revenue was substantially driven by the increase in direct deposit accounts (cardholders with direct deposit generally initiate more transactions and generate more revenues for us than those that do not take advantage of this feature) and, to a lesser extent, the expansion of product features across our direct deposit customer base.

        Interchange revenue represented approximately 22.4% of our revenue for fiscal 2011 and 21.6% of our revenue for fiscal 2010. Interchange revenue increased $9.0 million, or 15.1%, from $59.6 million in fiscal 2010 to $68.6 million in fiscal 2011. This increase was primarily the result of a 14.3% year-over-year increase in our gross dollar volume, combined with more favorable rates on some of our interchange revenue contracts negotiated during the later part of 2010.

        Our total operating revenues of $306.3 million in fiscal 2011 was comprised of $305.1 million related to our GPR cards and the remaining $1.2 million related to our gift cards. Our GPR card related revenues increased by $36.0 million, or 13.4%, from fiscal 2010. Our gift card related revenues decreased by $5.1 million, or 81.0%, from fiscal 2010 as we ceased marketing gift cards in August 2010.

Operating Expenses

        The following table presents the breakdown of operating expenses among direct operating costs, personnel costs, advertising and marketing costs, other general and administrative costs, depreciation and amortization and other components of operating expenses:

	Year Ended December 31,
	2011		2010
	Amount	Percentage of Total Operating Revenues	Amount	Percentage of Total Operating Revenues	Change
	(in thousands of dollars)
Operating Expenses
Direct operating costs	$146,199	47.7%	$130,783	47.5%	$15,416
Salaries, benefits and other personnel costs	52,736	17.2	54,032	19.6	(1,296)
Advertising, marketing and promotion costs	14,230	4.7	14,038	5.1	192
Other general and administrative costs	20,135	6.6	18,234	6.6	1,901
Depreciation and amortization	15,031	4.9	12,725	4.6	2,306
Settlements and other losses	515	0.2	4,300	1.6	(3,785)

Total operating expenses	$248,846	81.3%	$234,112	85.0%	$14,734

        Direct Operating Costs—Our direct operating costs were $146.2 million in fiscal 2011, an increase of $15.4 million, or 11.8%, from fiscal 2010. As a percentage of revenues, our direct operating costs increased from 47.5% in fiscal 2010 to 47.7% in fiscal 2011. These increases were primarily due to an increase in our provision for fraud-related losses, increased overdraft defaults and an increase in commissions we paid to our distributors because ACE, our largest distribution partner, reached their maximum commission tier more often in 2011 due to increasing volumes. We also saw an increase in ATM processing fees resulting from an increase in the number of ATM transactions by our cardholders. Partially offsetting these increases was a decline in call center costs as a result of greater efficiencies of scale from our back office systems as well as cost savings achieved on some of our outsourced call center contracts negotiated in late 2010.

        Salaries, Benefits and Other Personnel Costs—Our salaries, benefits and other personnel costs were $52.7 million in fiscal 2011, a decrease of $1.3 million, or 2.4%, from fiscal 2010. This year-over-year change reflects a $4.5 million decrease in bonus expense as we significantly exceeded our performance targets in 2010 but were somewhat below our 2011 targets, offset by a $4.0 million increase in stock-based compensation expense as a result of awards issued in 2010 and 2011 and the accelerated vesting of previously issued equity awards following the completion of our initial public offering in October 2010. In addition, we also saw an increase in capitalized personnel costs (which has the effect of reducing salaries, benefits and other personnel costs) for internally developed fixed assets in connection with the consolidation of some of our processing platforms and call center activities.

        Advertising, Marketing and Promotion Costs—Our advertising, marketing and promotion costs were $14.2 million in fiscal 2011, which was relatively consistent with the $14.0 spent in fiscal 2010. We expect these costs to increase as a percentage of revenue as we increase our investment in direct-to-consumer marketing such as internet, television, radio and direct mail advertising.

        Other General and Administrative Costs—Our other general and administrative costs were $20.1 million in fiscal 2011, an increase of $1.9 million, or 10.4%, from fiscal 2010. This year-over-year increase was primarily the result of an increase in legal and other professional expenses, insurance costs and other corporate expenses related to our current status as a public reporting company. We were a private company during the first nine months of 2010. In addition, we incurred greater software maintenance, licensing and support fees in fiscal 2011 compared to fiscal 2010 as a result of capital expenditures and assets placed into service in 2010.

        Depreciation and Amortization—Our depreciation and amortization costs were $15.0 million in fiscal 2011, an increase of $2.3 million, or 18.1%, from fiscal 2010. This increase was primarily the result of increased depreciation resulting from capital expenditures and assets placed into service in 2010.

        Settlements and Other Losses—Settlements and other losses of $0.5 million during fiscal 2011 primarily related to severance and other related restructuring costs incurred in connection with the consolidation of some of our processing platforms and call center activities. In fiscal 2010, settlements and other losses of $4.3 million related to a $3.5 million loss related to a patent infringement dispute and $0.8 million related to a contractual dispute with an Issuing Bank.

Income Tax Expense

        The following table presents the breakdown of our effective tax rate among federal, state and other taxes:

	Year Ended December 31,
	2011	2010
U.S. federal income tax	35.0%	35.0%
State income taxes, net of federal benefit	2.8	3.2
Other	1.8	0.5

Income tax expense	39.6%	38.7%

        Our income tax expense was $21.8 million in fiscal 2011, an increase of $7.4 million from fiscal 2010. This increase in expense is due to an increase in income before taxes combined with an increase in our effective tax rate. The increase in the effective rate from 2010 to 2011 was primarily caused by a reduced amount of benefits related to research and development tax credits for internally developed software in 2011 as compared to 2010.

Comparison of Fiscal 2010 and 2009

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

        Our total operating revenues of $275.4 million in fiscal 2010 was comprised of $269.1 million related to our GPR cards and the remaining $6.3 million related to our gift cards. Our GPR card related revenues increased by $57.3 million, or 27.0%, from the comparable period in 2009. Our gift card related revenues decreased by $6.9 million, or 52.4%, from the comparable period in 2009 as a result of our decision in 2008 to focus primarily on our core GPR card product. We ceased marketing gift cards entirely in August 2010.

Operating Expenses

        The following table presents the breakdown of operating expenses among direct operating costs, personnel costs, advertising and marketing costs, other general and administrative costs, depreciation and amortization, and other components of operating expenses:

	Year Ended December 31,
	2010		2009
	Amount	Percentage of Total Operating Revenues	Amount	Percentage of Total Operating Revenues	Change
	(in thousands of dollars)
Operating Expenses
Direct operating costs	$130,783	47.5%	$106,572	47.4%	$24,211
Salaries, benefits and other personnel costs	54,032	19.6	46,668	20.7	7,364
Advertising, marketing and promotion costs	14,038	5.1	13,803	6.1	235
Other general and administrative costs	18,234	6.6	22,074	9.8	(3,840)
Depreciation and amortization	12,725	4.6	10,297	4.6	2,428
Settlement (gains) and other losses	4,300	1.6	(10,229)	(4.5)	14,529

Total operating expenses	$234,112	85.0%	$189,185	84.1%	$44,927

        Direct Operating Costs—Our direct operating costs were $130.8 million in fiscal 2010, an increase of $24.2 million, or 22.7%, from fiscal 2009. This year-over-year increase was primarily the result of an increase in commissions we paid to our distributors, an increase in ATM processing fees resulting from an increase in the number of ATM transactions and an increase in our provision for cardholder losses as a result of increased overdraft transactions and fraud-related losses. In addition, in 2010, the Company recorded approximately $0.6 million of additional charges associated with chargebacks and other losses resulting from recoveries that had been incorrectly processed in a period prior to 2010.

From 2009 to 2010, our direct operating costs increased slightly as a percentage of revenues from 47.4% to 47.5%, which was primarily the result of an increase in cardholder losses offset by a decrease in commissions as a percentage of revenue due to an increase in cards distributed through direct-to-consumer marketing programs, on which no commissions were paid.

        Salaries, Benefits and Other Personnel Costs—Our salaries, benefits and other personnel costs were $54.0 million in fiscal 2010, an increase of $7.4 million, or 15.8%, from fiscal 2009. This year-over-year increase was primarily due to additional compensation expense that was recognized as a result of the accelerated vesting of certain options and shares of restricted stock in connection with our initial public offering, an increase in average non-customer service headcount as well as incremental bonus expense as we exceeded our plan in 2010.

        Advertising, Marketing and Promotion Costs—Our advertising, marketing and promotion costs were $14.0 million in fiscal 2010, which remained relatively consistent with fiscal 2009.

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

        Settlement (Gains) and Other Losses—We recognized $4.3 million of losses during fiscal 2010, of which $3.5 million related to a patent infringement dispute and $0.8 million related to a contractual dispute with an Issuing Bank. In fiscal 2009, we recognized $10.2 million of settlement gains, $9.0 million of which related to funds received from our Issuing Banks for historical fee and chargeback recoveries, with the remaining $1.2 million resulting from a litigation settlement.

Income Tax Expense

        The following table presents the breakdown of our effective tax rate among federal, state and other:

	Year Ended December 31,
	2010	2009
U.S. federal income tax	35.0%	35.0%
State income taxes, net of federal benefit	3.2	3.3
Other	0.5	2.4

Income tax expense	38.7%	40.7%

        Our income tax expense was $14.4 million in fiscal 2010, an increase of $1.9 million from fiscal 2009. This increase in expense was due to an increase in income before taxes, which was partially offset by a decrease in the effective tax rate. The decrease in the effective rate from 2009 to 2010 was primarily caused by stock compensation deductions related to transactions that occurred in conjunction with the Company's initial public offering and research and development tax credits related to internally developed software.

 Liquidity and Capital Resources

        Our primary sources of liquidity are cash flow from our operating activities and access to borrowings under our credit facilities.

Comparison of Fiscal 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
	(in thousands of dollars)
Net cash provided by operating activities	$48,847	$52,101	$36,195
Net cash used in investing activities	(10,088)	(9,259)	(14,741)
Net cash provided by (used in) financing activities	(34,184)	3,505	(21,790)

Net change in cash and cash equivalents	$4,575	$46,347	$(336)

Cash Flows from Operating Activities

        During fiscal 2011, our operating activities provided $48.8 million of cash, resulting from $33.2 million of net income and an adjustment of $36.9 million for non-cash items, offset by $21.3 million in cash used by operating assets and liabilities. The $36.9 million adjustment for non-cash items primarily relates to $15.0 million of depreciation and amortization expense, a $14.4 million provision for cardholder losses and $11.2 million of stock-based compensation expense, offset by $2.6 million in deferred income taxes and $1.5 million of tax benefits associated with stock options. The $21.3 million in cash used by changes in operating assets and liabilities was primarily the result of a $3.8 million decrease in our accounts payable and accrued liabilities primarily caused by the payout in 2011 of bonuses earned in 2010 as well as final payout in 2011 of a 2010 settlement loss related to a patent infringement dispute, $15.3 million of write-offs flowing against our cardholders' reserve, a $2.3 million increase in other long-term assets and a $2.1 million increase in accounts receivable, offset by a $2.9 million increase in income tax payable.

        The $48.8 million of 2011 operating cash flows represents a $3.3 million decrease over 2010 operating cash flows of $52.1 million. The $3.3 million decrease in operating cash flows primarily relates to a $23.3 million decrease in cash provided by changes in operating assets and liabilities, partially offset by a $10.5 million increase in net income and a $9.5 million increase in non-cash item adjustments. During 2010, $2.0 million of cash was provided by changes in operating assets and liabilities while $21.3 million of cash was used by changes in operating assets and liabilities during 2011. This $23.3 million decrease in cash provided by changes in operating assets and liabilities was primarily due to a $6.7 million decrease in cash provided by accounts payable and accrued liabilities as well as $8.3 million of incremental write-offs flowing against our cardholders' reserve during 2011 as compared to 2010 due to incremental fraud losses and expansion of our overdraft program. During fiscal 2010, our operating activities provided $52.1 million of cash, resulting from $22.7 million of net income and an adjustment of $27.4 million for non-cash items and $2.0 million in cash provided by operating assets and liabilities. The $27.4 million adjustment for non-cash items primarily relates to $12.7 million of depreciation and amortization expense, a $10.3 million provision for cardholder losses, $7.3 million of stock-based compensation expense offset by $1.5 million in deferred income taxes and $2.5 million in tax benefit associated with stock options. The $52.1 million of 2010 operating cash flows represents a $15.9 million increase over 2009 operating cash flows of $36.2 million. The $15.9 million increase in operating cash flows primarily relates to a $9.8 million year-over-year increase in net income adjusted for non-cash items.

        During fiscal 2009, our operating activities provided $36.2 million of cash, resulting from $18.2 million of net income and an adjustment of $22.1 million for non-cash items, offset by $4.1 million in cash used by operating assets and liabilities. The $22.1 million adjustment for non-cash items primarily relates to $10.3 million of depreciation and amortization expense, $4.9 million of provision for cardholder losses, $4.5 million of stock-based compensation expense and $3.1 million in deferred income taxes. These items were offset by a $1.2 million non-cash legal settlement gain.

Cash Flows from Investing Activities

        Investing activities used $10.1 million of cash in fiscal 2011, primarily for purchases of property and equipment ($9.2 million) and premiums paid on the life insurance policies issued to support our obligations under our deferred compensation plan ($0.9 million). Investing activities used $9.3 million of cash in fiscal 2010, which related primarily to $6.0 million of purchases of property and equipment and a $3.2 million long-term investment in Meta Financial Group, Inc., the holding company for one of our Issuing Banks. Investing activities used $14.7 million of cash in fiscal 2009, $14.6 million of which was used to purchase property and equipment.

Cash Flows from Financing Activities

        Financing activities used $34.2 million of cash in fiscal 2011, primarily to repurchase outstanding shares of common stock ($32.7 million) and for payments under a capital lease ($3.3 million). These cash outflows were partially offset by $1.5 million of tax benefits associated with stock options and $1.4 million of cash received upon the exercise of stock options.

        Financing activities provided $3.5 million of cash in fiscal 2010, primarily related to $21.0 million in proceeds, net of offering costs, from our initial public offering in October 2010, a $2.5 million income tax benefit associated with stock options and $0.9 million of cash received upon the exercise of stock options and warrants. These proceeds were partially offset by $6.5 million in scheduled debt payments and a $9.0 million revolving debt payment. In September 2010 we entered into a new credit facility. The initial borrowings under this new credit facility of $58.5 million were used to repay in full the remaining $56.3 million outstanding indebtedness under our prior credit facility, $0.7 million of accrued interest and $1.5 million of debt issuance costs associated with the new credit facility. The remainder of the cash used in financing activities for fiscal 2010 was comprised primarily of a $5.7 million repurchase of common stock.

        Financing activities used $21.8 million of cash in fiscal 2009. The $21.8 million of cash outflows primarily related to $25.5 million in debt-related payments, which included $25.1 million of principal payments and $0.4 million of debt issuance costs. The $25.5 million of debt-related payments was partially offset by a $9.0 million draw on our prior revolving credit facility during 2009. Financing cash flows in 2009 also included a $5.0 million cash outflow related to payment of the remaining portion of a $30.0 million dividend declared in 2008.

Sources of Financing

        Since the inception of NetSpend Holdings in February 2004, we have primarily financed our operations through cash flows from operations, debt financing and the net proceeds received from our initial public offering in October 2010. We believe that our existing cash balances, together with the amounts we expect to generate from operations and the amounts available through our revolving credit facility will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures and debt repayment obligations.

        In connection with the acquisition of Skylight on July 15, 2008, we entered into a credit agreement (the "prior credit facility"), which provided financing of $105.0 million, consisting of a $30.0 million revolving credit facility and a $75.0 million term loan. In September 2010, we repaid our borrowings under the prior credit facility. The weighted average interest rate for outstanding borrowings under the prior credit facility was 6.0%.

        In September 2010, we entered into a new credit facility with a syndicate of banks with SunTrust Bank as administrative agent. The new credit facility provides a $135.0 million revolving credit facility with the ability to request increases to the facility of up to $50.0 million. The initial borrowings under this credit facility of $58.5 million were used to repay the outstanding indebtedness under our prior credit facility and $1.5 million of debt issuance costs associated with the new credit facility. Our current credit facility has a maturity date in September 2015 and includes a $5.0 million swingline facility and $15.0 million letter of credit facility. At our option, we may prepay any borrowings in whole or in part, without any prepayment penalty or premium.

        As of December 31, 2011, we owed $58.5 million in outstanding borrowings under our current credit facility. During the year ended December 31, 2011, the weighted average interest rate applicable to the outstanding borrowings on this credit facility was 2.8%.

        The outstanding borrowings under the current credit facility bear interest, at our election, at either a base rate or a Eurodollar loan rate. Base rate loans bear annual interest at the base rate (the greater of the federal funds rate plus 0.50%, the prime rate or one-month LIBOR plus 1.00%) plus a spread of 1.50% to 2.25%, depending on our leverage ratio. Eurodollar loans bear interest at the adjusted LIBOR for the interest period in effect for such borrowings plus a spread of 2.50% to 3.25%, depending on our leverage ratio. Our interest rate on Eurodollar loans, which comprised all of our outstanding borrowings as of December 31, 2011, was 2.8% as of that date.

        The agreement related to our current credit facility contains certain financial and non-financial covenants and requirements, including a leverage ratio, fixed charge ratio and certain restrictions on our ability to make investments, pay dividends or sell assets. It also provides for customary events of default as defined in the agreement, including failure to pay any principal or interest when due, failure to comply with covenants and a change of control. We were in compliance with these covenants as of December 31, 2011.

        Under our current credit facility, letters of credit may be issued for a period of up to one year (subject to any automatic renewal provisions), although all such letters of credit must expire at least ten business days prior to the current credit facility's maturity date. As of December 31, 2011, we had issued $6.2 million in letters of credit to two of our Issuing Banks as security for our settlement obligations.

        During 2009, we entered into a capital lease arrangement with a software provider for perpetual database licenses. The capital lease arrangement resulted in the recording of $3.4 million in capitalized computer software. During 2011, we modified the capital lease arrangement, extending it for one year and purchasing $1.9 million of additional computer software. During the years ended December 31, 2011, 2010 and 2009, we made payments of $3.3 million, $1.4 million and $0.8 million, respectively, towards the capital lease, which included interest payments at an effective interest rate of 6.0%. The capital lease was paid in full in 2011.

Off-Balance Sheet Arrangements

        Our off-balance sheet arrangements are comprised of settlement indemnifications and overdraft guarantees issued in favor of our Issuing Banks. We have no off-balance sheet debt, other than operating leases, purchase orders and other commitments entered into in the ordinary course of business as discussed below and reflected in our contractual obligations and commitments table.

        A significant portion of our business is conducted through retail distributors that provide load and reload services to cardholders at their locations. Members of our distribution and reload network collect our cardholders' funds and remit them by electronic transfer to our Issuing Banks for deposit in the cardholder accounts. Our Issuing Banks typically receive our cardholders' funds no earlier than three business days after they are collected by the retailer. If any retailer fails to remit our cardholders' funds to our Issuing Banks, we typically reimburse our Issuing Banks for the shortfall created thereby. We manage the risk associated with this process through a formalized set of credit standards, volume limits and deposit requirements for certain retailers and by typically maintaining the right to offset any settlement shortfall against the commissions payable to the relevant retailer. We have not experienced any significant losses associated with settlement failures and we have not recorded a settlement guarantee liability as of December 31, 2011. As of December 31, 2011, our estimated gross settlement exposure was $17.1 million.

        Our cardholders can in some circumstances incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although we generally decline authorization attempts for amounts that exceed the available balance in a cardholder's account, the application of the Networks' rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees can, among other things, result in overdrawn card accounts. We also provide, as a courtesy and at our discretion, certain cardholders with a "cushion" which allows them to overdraw their card accounts by up to $10. In addition, eligible cardholders may enroll in our Issuing Banks' overdraft protection programs and fund transactions that exceed the available balance in their accounts. We generally provide the funds used as part of this overdraft program (MetaBank will advance the first $1.0 million on behalf of its cardholders) and are responsible to our Issuing Banks for any losses associated with any overdrawn account balances. As of December 31, 2011, our cardholders' overdrawn account balances totaled $9.0 million. As of December 31, 2011, our reserve for the losses we estimate will arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to non-delivery of goods or services was approximately $3.9 million.

Contractual Obligations and Commitments

        During the year ended December 31, 2010 we entered into a credit facility with a syndicate of banks with SunTrust Bank as administrative agent. The initial borrowings under this facility of $58.5 million were used to repay in full the $56.3 million outstanding indebtedness under our prior credit facility, $0.7 million of accrued interest on such indebtedness and $1.5 million of debt issuance costs associated with the credit facility. See "Note 10—Debt" to the consolidated financial statements included in this Form 10-K for a discussion of the terms of our credit facility.

        Our contractual commitments and contingencies will have an impact on our future liquidity. The following table summarizes our contractual obligations that represent material expected or contractually committed future obligations as of December 31, 2011:

	Payments Due by Period As Of December 31, 2011
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands of dollars)
Long-term debt obligations(1)	$67,803	$1,801	$5,142	$60,860	$—
Operating lease obligations(2)	7,065	938	2,736	2,908	483
Other long-term obligations(3)	35,436	15,013	17,604	2,819	—

Total	$110,304	$17,752	$25,482	$66,587	$483

(1)
Long-term debt obligations consisted of outstanding principal and expected interest payments under our credit facility as of December 31, 2011. These future expected payments include $58.5 million of principal that is expected to be repaid upon the maturity of this facility in September 2015 and $9.3 million in future interest payments applicable to the currently outstanding borrowings at an expected interest rate of 4.3% per year through September 2015.

(2)
Operating lease obligations primarily include future payments related to the lease for our offices in Austin, Texas. This lease expires in 2017.

(3)
Other long-term obligations consist of required minimum future payments under contracts with our distributors and other service providers.

Critical Accounting Policies and Estimates

        We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management's judgment in its application. In other cases management's judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Accordingly, actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance because these policies relate to the more significant areas involving management's judgments and estimates.

Revenue Recognition

        Our operating revenues principally consist of a portion of the service fees and interchange revenues received by our Issuing Banks in connection with the programs we manage. Revenue is recognized when there is persuasive evidence of an arrangement, the relevant services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

        Our cardholders are charged fees in connection with our products and services as follows:

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

  •
  Customer Service and Maintenance—Cardholders are typically charged fees for balance inquiries made through our call centers. Cardholders are also charged a monthly maintenance fee after a specified period of inactivity.

  •
  Additional Products and Services—Cardholders are charged fees associated with additional products and services offered in connection with certain of our GPR cards, including the use of overdraft features, a variety of bill payment options, custom card designs and card-to-card transfers of funds initiated through our call centers.

  •
  Other—Cardholders are charged fees in connection with the acquisition and reloading of our GPR cards at retailers and we receive a portion of these amounts in some cases.

        Revenue resulting from the service fees charged to our cardholders described above is recognized when the fees are charged because the earnings process is substantially complete, except for revenue resulting from the initial activation of our cards and annual subscription fees. Revenue resulting from the initial activation of our cards is recognized ratably, net of commissions paid to our distributors, over the average account life, which is approximately one year for our GPR cards (three months for the gift cards we marketed prior to August 2010). Revenue resulting from annual subscription fees is recognized ratably over the annual period to which the fees relate.

        Our revenues also include fees charged in connection with program management and processing services we provide for private-label programs, as well as fees charged to MetaBank based on interest earned on cardholder funds. Under our current arrangement with MetaBank, we would only be entitled to receive interest on cardholder funds if market interest rates rose significantly above current levels. Revenue resulting from these fees is recognized when we have fulfilled our obligations under the underlying service agreements.

        We earn revenues from a portion of the interchange fees remitted by merchants when cardholders make purchase transactions using their prepaid debit cards. Subject to applicable law, interchange fees are fixed by the Networks. Interchange revenues are recognized net of sponsorship, licensing and processing fees charged by the Networks for services they provide in processing purchase transactions routed through them. Interchange revenue is recognized during the period that the purchase transactions occur. Also included in interchange revenue are fees earned from branding agreements with the Networks.

Stock-Based Compensation

        We have one stock-based employee compensation plan. We measure stock options at fair value on the date of grant using the Binomial Lattice model for determining fair value. Compensation expense is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. We consider many factors when estimating expected forfeitures, including the award type, the employee class and historical experience. We present excess tax benefits from the exercise of stock options as financing cash flows.

Goodwill

        Goodwill represents the excess of the purchase price of an acquired company over the fair value of the assets acquired and liabilities assumed. We evaluate goodwill and intangible assets with indefinite lives for impairment annually or at an interim period if events occur or circumstances indicate it is more likely than not that the carrying value of the associated reporting unit exceeds its fair value. We assign goodwill to our reporting units for the purpose of impairment testing. In 2011, we adopted amendments to the guidelines for testing goodwill for impairment contained in Accounting Standards Update ("ASU") 2011-08 issued by the Financial Accounting Standard Board (the "FASB"). The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a subsequent two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not need to perform the two-step impairment test for that reporting unit. In the first step of the two step impairment test, the estimated fair value of the respective reporting unit is compared to its carrying amount. If the carrying value is less than fair value, no indication of impairment exists and no impairment loss is recorded. If the carrying value of the reporting unit is greater than fair value, a second step in the impairment test is performed to determine the implied fair value of goodwill and the amount of the impairment loss, if any.

Cardholders' Reserve

        We are exposed to losses due to cardholder fraud, payment defaults and other forms of cardholder activity as well as losses due to non-performance of third parties who receive cardholder funds for transmittal to our Issuing Banks. We have established a reserve for the losses we estimate will arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to non-delivery of goods or services. We establish these reserves based upon historical loss and recovery rates and cardholder activity for which specific losses can be identified. We regularly update our reserve estimates as new facts become known and events occur that may impact the settlement or recovery of losses.

        Establishing the reserve for cardholder losses is an inherently uncertain process and the actual losses experienced by us may vary from the current estimate.

Income Taxes

        We recognize tax benefits or expenses on the temporary difference between the financial reporting and tax bases of our assets and liabilities. We measure deferred tax assets and liabilities using statutorily enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We are required to adjust our deferred tax assets and liabilities in the period in which tax rates or the provisions of the income tax laws change. Valuation allowances are established when necessary to reduce deferred tax assets to the amount for which we believe recovery is more likely than not. We classify interest and penalties associated with uncertain tax positions as a component of income tax expense.

Recent Accounting Pronouncements

        New accounting pronouncements or changes in existing accounting pronouncements may have a significant effect on our results of operations financial condition and on the net worth of our business operations.

        In June 2011, the FASB issued amendments to the guidelines on presenting comprehensive income. The amendments require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for the first reporting period beginning after December 15, 2011 and are to be applied retrospectively. The adoption of these amendments is not expected to have a material effect on our consolidated financial statements.

        In September 2011, the FASB issued amendments to the guidelines for testing goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in FASB Accounting Standards Codification Topic 350. The amendments are effective for the first reporting period beginning after December 15, 2011. Early adoption is permitted. We adopted these amendments for our quarterly and annual reporting periods ending December 31, 2011. The adoption of these amendments did not have a material effect on our consolidated financial statements.

        In November 2011, the FASB amended the disclosure requirements for offsetting and related arrangements to enable readers of an issuer's financial statements to understand the effect of those arrangements on its financial position. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods and should provide the disclosures required by the amendments retrospectively for all comparative periods presented. The adoption of these amendments is not expected to have a material effect on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks as part of our ongoing business operations. These risks are primarily associated with fluctuating interest rates for borrowings under our revolving credit facility. Borrowings under this facility bear interest based on current market rates. We have not historically used derivative financial instruments to manage this market risk. As of December 31, 2011, we had borrowed $58.5 million under our revolving credit facility. This facility has a maturity date of September 2015. Interest on this debt accrued at a weighted average rate of 2.8% during fiscal 2011. A 1.0% increase or decrease in interest rates would have had a $0.6 million impact on our operating results and cash flows for fiscal 2011.

        The table below presents principal amounts and related weighted average interest rates as of December 31, 2011 for our revolving credit facility:

(in thousands of dollars)
Revolving credit facility	$58,500
Weighted average interest rate	2.8%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is set forth in the consolidated financial statements appearing on pages 61 through 105 hereof.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Based on management's assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Our internal control over financial reporting is designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Based on management's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

        The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, and their opinion appears on page 62 as part of our consolidated financial statements.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K and will be included in the definitive proxy statement that we will file with the Securities and Exchange Commission in connection with our 2012 meeting of stockholders. We will file our 2012 proxy statement (the "Proxy Statement") not later than April 29, 2012.

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

Equity Compensation Plan Information

        In October 2010, the compensation committee of the Company's board of directors adopted a new equity incentive plan, the NetSpend Holdings, Inc. 2004 Equity Incentive Plan (the "2004 Plan"), which amended and replaced our prior option plan. As of December 31, 2011, the Company had reserved 25,104,980 shares of its common stock for issuance under the 2004 Plan. The number of shares reserved for issuance under the 2004 Plan will increase annually by a number of shares equal to the lesser of (1) 3% of the total outstanding shares of the Company's capital stock immediately prior to the increase, (2) 3,000,000 or (3) such lesser amount as is determined by our board of directors. The 2004 Plan authorizes the award of stock options, stock appreciation rights, restricted stock awards, performance units and other equity-based awards.

        In 2011, the Company granted 1,743,629 options and issued 15,269 shares of restricted stock under the 2004 Plan.

        The following table provides information as of December 31, 2011, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under the 2004 Plan:

	A	B	C
	Number of securities to be issued upon the exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation securities reflected in column (A)
Equity compensation plans approved by security holders	11,397,710	$5.31	3,939,834
Equity compensation plans not approved by security holders	—	—	—

Total	11,397,710	$5.31	3,939,834

        The number of shares reserved for issuance under the 2004 Plan increased by 2,332,015 on January 1, 2012 and there were 6,271,849 shares available for future awards under this Plan on January 1, 2012.

Employee Stock Purchase Plan Information

        In October 2011, the board of directors of the Company approved an employee stock purchase plan (the "Stock Purchase Plan"). Subject to certain limitations, the Stock Purchase Plan enables eligible employees to utilize after-tax payroll deductions to purchase shares of Company's common stock at the lesser of 85% of its fair market value on the first or last business day of each quarterly purchase period (six months with respect to the first purchase period in 2012). A total of 2,000,000 of the Company's treasury shares have been reserved for issuance under this plan. This plan will be submitted to the Company's stockholders for approval in 2012. No shares will be issued under the Stock Purchase Plan if it is not so approved.

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

  (3)
  Exhibits

Exhibit Number	Description of Exhibits
3.1	Form of Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 21, 2010 (the "September 21 S-1") and incorporated by reference herein)
3.2	Form of Amended and Restated Bylaws (filed as Exhibit 3.2 to the September 21 S-1 and incorporated by reference herein)
4.1
Specimen common stock certificate (filed as Exhibit 4.1 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 28, 2010 (the "September 28 S-1") and incorporated by reference herein)
4.2	Form of Registration Rights Agreement (filed as Exhibit 4.2 to the September 21 S-1 and incorporated by reference herein)
4.3
Certificate of the Designations, Powers, Preferences and Rights of Series A Convertible Preferred Stock of NetSpend Holdings, Inc., dated August 17, 2011 (filed as Exhibit 99.1 to NetSpend Holdings, Inc.'s Current Report on Form 8-K on August 17, 2011 (the "August 2011 8-K") and incorporated by reference herein)
10.1
Credit Agreement, dated as of September 24, 2010, by and among NetSpend Holdings, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent (filed as Exhibit10.1 to the September 28 S-1 and incorporated by reference herein)

Exhibit Number	Description of Exhibits
10.2	Pledge and Security Agreement, dated as of September 24, 2010, by and among NetSpend Holdings, Inc., NetSpend Corporation, Skylight Acquisition I, Inc., Skylight Financial, Inc., NetSpend Payment Services and SunTrust Bank, as Administrative Agent (filed as Exhibit 10.2 to the September 28 S-1 and incorporated by reference herein)
10.3
Guaranty, dated as of September 24, 2010, by and among NetSpend Corporation, Skylight Acquisition I, Inc., Skylight Financial, Inc., NetSpend Payment Services, Inc. and SunTrust Bank, as Administrative Agent (filed as Exhibit 10.3 to the September 28 S-1 and incorporated by reference herein)
10.4
Amended and Restated Employment Agreement, dated as of September 20, 2010, by and among Daniel Henry, NetSpend Corporation and NetSpend Holdings, Inc. (filed as Exhibit 10.4 to the September 21 S-1 and incorporated by reference herein)
10.5
Employment Agreement, dated as of April 21, 2010, by and between George W. Gresham and NetSpend Corporation (filed as Exhibit 10.5 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010 (the "August 31 S-1") and incorporated by reference herein)
10.6
Amended and Restated Employment Agreement, dated as of June 1, 2010, by and between Tom Cregan and NetSpend Corporation (filed as Exhibit 10.6 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 17, 2010 (the "September 17 S-1") and incorporated by reference herein)
10.7	Employment Agreement, dated as of January 4, 2010, by and between James DeVoglaer and NetSpend Corporation (filed as Exhibit 10.7 to the August 31 S-1 and incorporated by reference herein)
10.8	Amendment to Employment Agreement, dated as of April 20, 2010, by and between James DeVoglaer and NetSpend Corporation (filed as Exhibit 10.8 to the August 31 S-1 and incorporated by reference herein)
10.9
Employment Agreement, dated as of April 1, 2010, by and between Anh Vazquez (now known as Anh Hatzopoulos) and NetSpend Corporation (filed as Exhibit 10.9 to the August 31 S-1 and incorporated by reference herein)
10.10
Amended and Restated Employment Agreement, dated as of September 20, 2010, by and among Christopher T. Brown, NetSpend Corporation and NetSpend Holdings, Inc. (filed as Exhibit 10.10 to the September 21 S-1 and incorporated by reference herein)
10.11	Employment Agreement, dated as of June 1, 2010, by and between Charles Harris and NetSpend Corporation (filed as Exhibit 10.11 to the August 31 S-1 and incorporated by reference herein)
10.12	Form of Indemnification Agreement by and between NetSpend Holdings, Inc. and each of its directors (filed as Exhibit 10.12 to the September 21 S-1 and incorporated by reference herein)
10.13	Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan (filed as Exhibit 10.13 to the September 28 S-1 and incorporated by reference herein)
10.14
Office Lease, dated as of August 11, 2003, by and between Crescent Real Estate Funding VIII, L.P. and NetSpend Corporation (filed as Exhibit 10.14 to the August 31 S-1 and incorporated by reference herein)

Exhibit Number	Description of Exhibits
10.15	First Amendment to Office Lease, dated as of August 2, 2005, by and between Crescent Real Estate Funding VIII, L.P. and NetSpend Corporation (filed as Exhibit 10.15 to the August 31 S-1 and incorporated by reference herein)
10.16
Second Amendment to Office Lease, dated as of September 6, 2006, by and between Crescent Real Estate Funding VIII, L.P. and NetSpend Corporation (filed as Exhibit 10.16 to the August 31 S-1 and incorporated by reference herein)
10.17
Third Amendment to Office Lease, dated as of August 1, 2007, by and between WTCC Austin Investors V, L.P. and NetSpend Corporation (filed as Exhibit 10.17 to the August 31 S-1 and incorporated by reference herein)
10.18
Fourth Amendment to Office Lease, dated as of March 13, 2009, by and between WTCC Austin Investors V, L.P. and NetSpend Corporation (filed as Exhibit 10.18 to the August 31 S-1 and incorporated by reference herein)
10.19
Fourth Amended and Restated Independent Agency Agreement, dated as of June 2, 2008, by and between ACE Cash Express, Inc. and NetSpend Corporation (filed as Exhibit 10.19 to the September 17 S-1 and incorporated by reference herein)
10.20
Second Amended and Restated Card Program Management Agreement, dated as of February 1, 2010, by and between MetaBank, dba Meta Payment Systems, and NetSpend Corporation (filed as Exhibit 10.20 to the September 17 S-1 and incorporated by reference herein)
10.21
Card Program Management Agreement, dated as of February 1, 2010, by and between MetaBank, dba Meta Payment Systems, and Skylight Financial, Inc. (filed as Exhibit 10.21 to the September 17 S-1 and incorporated by reference herein)
10.22
Amended and Restated Stock Option Award Agreement between NetSpend Holdings, Inc. and Daniel Henry, dated March 11, 2008 (Performance-Based Vesting) (filed as Exhibit 10.22 to the September 21 S-1 and incorporated by reference herein)
10.23
Stock Option Award Agreement between NetSpend Holdings, Inc. and Daniel Henry, dated March 11, 2008 (Time-Based Vesting) (filed as Exhibit 10.23 to the August 31 S-1 and incorporated by reference herein)
10.24	Stock Option Award Agreement between NetSpend Holdings, Inc. and Charles Harris, dated July 1, 2010 (filed as Exhibit 10.24 to the August 31 S-1 and incorporated by reference herein)
10.25	Restricted Stock Agreement between NetSpend Holdings, Inc. and Charles Harris, dated July 1, 2010 (filed as Exhibit 10.25 to the August 31 S-1 and incorporated by reference herein)
10.26	Stock Option Award Agreement between NetSpend Holdings, Inc. and Christopher T. Brown, dated March 11, 2008 (filed as Exhibit 10.26 to the August 31 S-1 and incorporated by reference herein)
10.27	Prior Form of NetSpend Holdings, Inc. Restricted Stock Agreement (filed as Exhibit 10.27 to the August 31 S-1 and incorporated by reference herein)
10.28	Form of NetSpend Holdings, Inc. Stock Option Award Agreement (Time-Based Vesting) (filed as Exhibit 10.28 to the August 31 S-1 and incorporated by reference herein)
10.29	Form of NetSpend Holdings, Inc. Stock Option Award Agreement (Event-Based Vesting) (filed as Exhibit 10.29 to the August 31 S-1 and incorporated by reference herein)

Exhibit Number	Description of Exhibits
10.30	Form of NetSpend Holdings, Inc. Stock Option Award Agreement (Director Awards) (filed as Exhibit 10.30 to the August 31 S-1 and incorporated by reference herein)
10.31	Form of NetSpend Holdings, Inc. Stock Option Award Agreement (Performance-Based Vesting) filed as Exhibit 10.31 to the August 31 S-1 and incorporated by reference herein)
10.32
Memorandum of Understanding, dated as of September 9, 2010, by and between ACE Cash Express, Inc. and NetSpend Corporation (filed as Exhibit 10.32 to the September 17 S-1 and incorporated by reference herein)
10.33
Fifth Amendment to Office Lease, dated as of April 18, 2011, by and between WTCC Austin Investors V, L.P. and NetSpend Corporation (filed as Exhibit 10.1 to NetSpend Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the "June 2011 10-Q") and incorporated herein by reference)
10.34
Second Amended and Restated Management Employment Agreement, dated as of June 20, 2011, by and among Christopher T. Brown, NetSpend Corporation and NetSpend Holdings, Inc. (filed as Exhibit 10.2 to the June 2011 10-Q and incorporated herein by reference)
10.35	Management Employment Agreement, dated as of June 20, 2011, by and between Steven F. Coleman and NetSpend Corporation (filed as Exhibit 10.3 to the June 2011 10-Q and incorporated herein by reference)
10.36
Share Exchange Agreement, dated August 17, 2011, by and among JLL Partners Fund IV, L.P., JLL Partners Fund V, L.P. and NetSpend Holdings, Inc. (filed as Exhibit 10.1 of the August 2011 8-K and incorporated herein by reference)
10.37
Termination and Consulting Agreement, dated November 15, 2011, by and between NetSpend Corporation and Tom Cregan (filed as Exhibit 99.1 to NetSpend Holdings, Inc's Current Report on Form 8-K filed on November 18, 2011 and incorporated herein by reference)
10.38	NetSpend Holdings, Inc. 2012 Employee Stock Purchase Plan
10.39	NetSpend Holdings, Inc. Deferred Compensation Plan
10.40
Form of NetSpend Holdings, Inc. Restricted Stock Agreement (Employees) (filed as Exhibit 10.1 to NetSpend Holdings, Inc.'s Current Report on Form 8-K filed on February 14, 2012 and incorporated herein by reference)
10.41
Form of NetSpend Holdings, Inc. Restricted Stock Agreement (Directors) (filed as Exhibit 10.2 to NetSpend Holdings, Inc.'s Current Report on Form 8-K filed on February 14, 2012 and incorporated herein by reference)
21.1	List of subsidiaries (filed as Exhibit 21.1 to NetSpend Holdings, Inc.'s Form S-1 (Reg. No. 333-168127) on July 15, 2010, and incorporated herein by reference)
23.1	Consent of KPMG LLP
24.1	Powers of Attorney
31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Description of Exhibits
31.2		Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*
The following materials from the NetSpend Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements and (vi) Schedule II—Valuation and Qualifying Accounts.

*
—Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas on the 24th day of February, 2012.

NETSPEND HOLDINGS, INC.
By:	/s/ DANIEL R. HENRY Daniel R. Henry Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the listed capacities on February 24, 2012:

Name		Title

/s/ DANIEL R. HENRY Daniel R. Henry		Chief Executive Officer and Director (Principal Executive Officer)
/s/ GEORGE W. GRESHAM George W. Gresham		Chief Financial Officer (Principal Accounting and Financial Officer)
* Andrew Adams		Director
* Alexander R. Castaldi		Director
* Ann H. Lamont		Director
* Thomas McCullough		Director
* Francisco Rodriguez		Director
* Daniel M. Schley		Director
* Stephen A. Vogel		Director
*By	/s/ DANIEL R. HENRY Daniel R. Henry Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NetSpend Holdings, Inc.:

        We have audited the accompanying consolidated balance sheets of NetSpend Holdings, Inc. (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetSpend Holdings, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NetSpend Holdings Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Austin, Texas
February 24, 2012

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NetSpend Holdings, Inc.:

        We have audited NetSpend Holdings, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, NetSpend Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NetSpend Holdings, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Austin, Texas
February 24, 2012

NetSpend Holdings, Inc.

Consolidated Balance Sheets

As of December 31, 2011 and 2010

	2011	2010
	(in thousands of dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$72,076	$67,501
Accounts receivable, net of allowance for doubtful accounts of $581 as of December 31, 2011 and $147 as of December 31, 2010	7,552	5,441
Prepaid card supply	2,000	1,605
Prepaid expenses	3,326	2,380
Other current assets	2,179	1,007
Deferred tax assets	4,138	3,916

Total current assets	91,271	81,850
Property and equipment, net	20,631	21,007
Goodwill	128,567	128,567
Intangible assets	22,227	25,739
Long-term investment	2,497	2,067
Other assets	7,549	4,673

Total assets	$272,742	$263,903

Liabilities & Stockholders' Equity
Current liabilities
Accounts payable	$3,183	$2,850
Accrued expenses (includes $3,791 and $3,433 of related party expenses as of December 31, 2011 and 2010, respectively)	20,937	25,067
Income tax payable	1,733	332
Cardholders' reserve	3,892	4,789
Deferred revenue	1,585	1,333
Long-term debt, current portion	—	1,354

Total current liabilities	31,330	35,725
Long-term debt, net of current portion	58,500	58,500
Deferred tax liabilities	7,431	9,855
Other non-current liabilities	4,628	3,007

Total liabilities	101,889	107,087

Commitments and contingencies (Note 17)
Stockholders' equity
Series A convertible preferred stock, $0.001 par value; 1,500,000 shares authorized; outstanding: 700,000 and 0 as of December 31, 2011 and 2010, respectively	1	—
Common stock, $0.001 par value; 225,000,000 shares authorized; outstanding: as of December 31, 2011—85,492,234 issued less 7,758,386 held in treasury and as of December 31, 2010—91,540,381 issued less 3,370,000 held in treasury	85	92
Treasury stock at cost; shares held: 7,758,386 as of December 31, 2011 and 3,370,000 as of December 31, 2010	(44,753)	(11,374)
Additional paid-in capital	165,298	151,199
Accumulated other comprehensive loss	(712)	(1,142)
Retained earnings	50,934	18,041

Total stockholders' equity	170,853	156,816

Total liabilities & stockholders' equity	$272,742	$263,903

See accompanying notes to the consolidated financial statements.

NetSpend Holdings, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(in thousands, except per share data)
Operating Revenues (includes related party revenues of $5,401 in 2011, $4,611 in 2010 and $2,897 in 2009)	$306,255	$275,387	$225,000
Operating Expenses
Direct operating costs (includes related party expenses of $49,812 in 2011, $38,625 in 2010 and $28,903 in 2009)	146,199	130,783	106,572
Salaries, benefits and other personnel costs	52,736	54,032	46,668
Advertising, marketing and promotion costs	14,230	14,038	13,803
Other general and administrative costs (includes related party expenses of $226 in 2011, $210 in 2010 and $157 in 2009)	20,135	18,234	22,074
Depreciation and amortization	15,031	12,725	10,297
Settlement (gains) and other losses	515	4,300	(10,229)

Total operating expenses	248,846	234,112	189,185

Operating income	57,409	41,275	35,815
Other Income (Expense)
Interest income	108	85	32
Interest expense	(2,457)	(3,526)	(5,170)
Loss on extinguishment of debt	—	(734)	—

Total other expense	(2,349)	(4,175)	(5,138)
Income before income taxes	55,060	37,100	30,677
Provision for income taxes	21,814	14,368	12,503

Net income	$33,246	$22,732	$18,174

Basic net income per share:
Common stock	$0.37	$0.26	$0.21
Class B common stock	$—	$—	$0.21
Diluted net income per share:
Common stock	$0.36	$0.26	$0.21
Class B common stock	$—	$—	$0.21
Shares used in computation of earnings per common share
Basic net income per common share:
Common stock	84,504	85,394	75,543
Class B common stock	—	—	10,112
Diluted net income per common share:
Common stock	91,284	88,991	86,733
Class B common stock	—	—	10,205

See accompanying notes to the consolidated financial statements.

NetSpend Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2011, 2010 and 2009

	Series A Convertible Preferred Stock				Class B Common Stock
			Common Stock				Treasury Stock			Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
									Additional Paid-in Capital			Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands of dollars, except share data)
Balances at December 31, 2008	—	$—	77,131,910	$77	10,043,137	$10	(1,300,000)	$(4,293)	$115,027	$—	$(22,476)	$88,345
Purchase of treasury stock	—	—	—	—	—	—	(570,000)	(1,411)	—	—	—	(1,411)
Stock-based compensation	—	—	—	—	—	—	—	—	4,484	—	—	4,484
Exercise of options for common stock	—	—	66,283	—	—	—	—	—	125	—	—	125
Tax shortfall associated with stock options	—	—	—	—	—	—	—	—	(152)	—	—	(152)
Vesting of restricted stock	—	—	—	—	201,472	—	—	—	—	—	—	—
Dividend equivalents paid	—	—	—	—	—	—	—	—	—	—	(213)	(213)
Net income	—	—	—	—	—	—	—	—	—	—	18,174	18,174

Balances at December 31, 2009	—	$—	77,198,193	$77	10,244,609	$10	(1,870,000)	$(5,704)	$119,484	$—	$(4,515)	$109,352
Purchase of treasury stock	—	—	—	—	—	—	(1,500,000)	(5,670)	—	—	—	(5,670)
Stock-based compensation	—	—	—	—	—	—	—	—	7,268	—	—	7,268
Exercise of options for common stock	—	—	1,000,215	1	—	—	—	—	850	—	—	851
Tax benefit associated with stock options	—	—	—	—	—	—	—	—	2,536	—	—	2,536
Exercise of warrants for common stock	—	—	609,587	1	—	—	—	—	82	—	—	83
Vesting of restricted stock	—	—	—		215,050	1	—	—	—	—	—	1
Common stock issued in public offering, net of issuance costs (Note 12)	—	—	2,272,727	2	—	—	—	—	20,979	—	—	20,981
Conversion of Class B common stock to common stock	—	—	10,459,659	11	(10,459,659)	(11)	—	—	—	—	—	—
Dividend equivalents paid	—	—	—	—	—	—	—	—	—	—	(176)	(176)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	22,732	22,732
Unrealized loss on available-for-sale investment	—	—	—	—	—	—	—	—	—	(1,142)	—	(1,142)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	21,590

Balances at December 31, 2010	—	$—	91,540,381	$92	—	$—	(3,370,000)	$(11,374)	$151,199	$(1,142)	$18,041	$156,816
Purchase of treasury stock	—	—	—	—	—	—	(4,319,844)	(32,718)	—	—	—	(32,718)
Tax withholding on restricted stock	—	—	—	—	—	—	(68,542)	(661)	—	—	—	(661)
Stock-based compensation	—	—	—	—	—	—	—	—	11,242	—	—	11,242
Exchange of shares	700,000	1	(7,000,000)	(7)	—	—	—	—	6	—	—	—
Exercise of options for common stock	—	—	588,247	—	—	—	—	—	1,405	—	—	1,405
Tax benefit associated with stock options	—	—	—	—	—	—	—	—	1,541	—	—	1,541
Vesting of restricted stock	—	—	363,606	—	—	—	—	—	—	—	—	—
Issuance cost of public offering	—	—	—	—	—	—	—	—	(95)	—	—	(95)
Dividend equivalents paid	—	—	—	—	—	—	—	—	—	—	(353)	(353)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	33,246	33,246
Unrealized gain on available-for-sale investment	—	—	—	—	—	—	—	—	—	430	—	430

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	33,676

Balances at December 31, 2011	700,000	$1	85,492,234	$85	—	$—	(7,758,386)	$(44,753)	$165,298	$(712)	$50,934	$170,853

See accompanying notes to the consolidated financial statements.

NetSpend Holdings, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(in thousands of dollars)
Cash flows from operating activities
Net income	$33,246	$22,732	$18,174
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,031	12,725	10,297
Amortization of debt issuance costs	326	424	476
Loss on extinguishment of debt	—	734	—
Gain on settlement	—	—	(1,192)
Stock-based compensation	11,242	7,268	4,484
Tax benefit associated with stock options	(1,541)	(2,536)	(18)
Provision for cardholder losses	14,441	10,254	4,930
Deferred income taxes	(2,646)	(1,505)	3,101
Change in cash surrender value of life insurance policies	8	—	—
Changes in operating assets and liabilities
Accounts receivable	(2,111)	(928)	1,037
Income tax receivable or payable	2,942	5,243	(203)
Prepaid card supply	(395)	178	396
Prepaid expenses	(946)	(23)	(654)
Other current assets	(1,172)	838	(826)
Other long-term assets	(2,316)	(972)	(1,754)
Accounts payable and accrued expenses	(3,797)	2,942	2,291
Cardholders' reserve	(15,338)	(7,085)	(4,629)
Deferred revenue	252	(825)	212
Other liabilities	1,621	2,637	73

Net cash provided by operating activities	48,847	52,101	36,195

Cash flows from investing activities
Purchase of property and equipment	(9,182)	(6,045)	(14,616)
Purchase of intangible assets	(12)	(4)	(125)
Long-term investment	—	(3,210)	—
Premiums paid on cash surrender value life insurance policies	(894)	—	—

Net cash used in investing activities	(10,088)	(9,259)	(14,741)

Cash flows from financing activities
Dividends paid	—	—	(5,000)
Dividend equivalents paid	(353)	(176)	(213)
Proceeds from exercise of common stock warrants	—	83	—
Proceeds from exercise of common stock options	1,405	851	125
Tax benefit associated with stock options	1,541	2,536	18
Net cash proceeds (disbursements) from initial public offering	(95)	20,981	—
Proceeds from issuance of long-term debt	—	58,500	9,000
Issuance costs of long-term debt	—	(1,462)	(361)
Principal payment on debt	(3,303)	(72,138)	(25,140)
Treasury stock purchase	(32,718)	(5,670)	(219)
Tax withholding on restricted stock	(661)	—	—

Net cash provided by (used in) financing activities	(34,184)	3,505	(21,790)
Net change in cash and cash equivalents	4,575	46,347	(336)
Cash and cash equivalents at beginning of year	67,501	21,154	21,490

Cash and cash equivalents at end of year	$72,076	$67,501	$21,154

Supplemental disclosure of cash flow information
Cash paid for interest	$2,591	$2,764	$4,893
Cash paid for income taxes	21,432	10,682	10,040
Non-cash investing activities
Capital lease entered into for the purchase of software	$1,949	$—	$3,383

See accompanying notes to the consolidated financial statements.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

NOTE 1: ORGANIZATION AND BUSINESS

        NATURE OF OPERATIONS—NetSpend Holdings, Inc. (the "Company") was formed as a Delaware corporation on February 18, 2004 in connection with the recapitalization of one of the Company's current subsidiaries, NetSpend Corporation, which was founded in 1999. The Company operates in one reportable business segment to provide general purpose reloadable ("GPR") prepaid debit and payroll cards and alternative financial service solutions to underbanked and other consumers in the United States. The Company's products provide underbanked consumers with access to FDIC-insured depository accounts with a menu of pricing and features specifically tailored to their needs. The Company has an extensive distribution and reload network comprised of financial service centers and other retail locations throughout the United States.

        The Company's common stock trades on the NASDAQ stock exchange under the symbol "NTSP."

        The Company is a program manager for the FDIC-insured depository institutions that issue the card products that the Company develops, promotes and distributes. The Company has agreements with, among others, Meta Payment Systems ("MetaBank"), a division of Meta Financial Group ("MFG"), Inter National Bank ("INB"), U.S. Bank ("USB"), SunTrust Bank ("SunTrust"), Regions Bank ("Regions"), a large bank headquartered in New England and The Bancorp Bank ("Bancorp" and, collectively with MetaBank, INB, USB, Regions, the other bank and SunTrust, the "Issuing Banks") whereby the Issuing Banks issue MasterCard International ("MasterCard") or Visa USA, Inc. ("Visa") branded cards to customers. The Company's products may be used to purchase goods and services wherever MasterCard and Visa are accepted or to withdraw cash via automatic teller machines ("ATMs").

        PRINCIPLES OF CONSOLIDATION—The accompanying consolidated financial statements include the accounts of NetSpend Holdings, Inc. and its wholly owned subsidiaries, NetSpend Corporation, Skylight Financial, Inc. and NetSpend Payment Services, Inc. All intercompany transactions have been eliminated in consolidation.

        USE OF ESTIMATES—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions about future events. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Among the more significant assumptions are those that relate to the valuation of goodwill and intangible assets, cardholders' reserve, legal contingencies and stock-based compensation. These accounting estimates reflect the best judgment of management. Actual results could significantly differ from management's estimates and judgments.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        CASH AND CASH EQUIVALENTS—The Company considers cash invested in interest-bearing deposits and short-term investments with original maturities of three months or less at the date of purchase to be cash equivalents.

        The Company has established compensating balances at certain of its Issuing Banks as security for its obligation to reimburse the Issuing Banks for overdrawn cardholder accounts that are not repaid by

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the cardholder. Some of these compensating balance accounts are included in the Consolidated Balance Sheets as cash and cash equivalents because there are no legal or contractual restrictions over the deposits in these accounts. As of December 31, 2011 and 2010 these compensating balances totaled $0.2 million and $0.3 million, respectively.

        RESTRICTED CASH—Restricted cash is cash with statutory or contractual restrictions that prevent it from being used in the Company's operations. Restricted cash is classified in other non-current assets on the Company's Consolidated Balance Sheets.

        As of December 31, 2011 and 2010, the Company had restricted cash of $0.5 million and $0.8 million, respectively.

        ACCOUNTS RECEIVABLE—Accounts receivable primarily represents amounts due from cardholders for service and card activation fees and for interchange revenues related to merchant point of sale transactions. These receivables are generally settled by the issuing and merchant acquiring banks within a few days. Accounts receivable are recorded net of the allowance for doubtful accounts. The Company records an allowance when it becomes probable that a receivable will not be collected and receivables are written off against the allowance when management makes the determination to cease collection efforts.

        PREPAID CARD SUPPLY—Prepaid card supply consists of costs incurred primarily for purchasing card stock and embossing, encoding, packaging and shipping cards. These costs are expensed to direct operating costs within the Consolidated Statements of Operations when the cards are shipped from the Company's fulfillment warehouses into the distribution channel or to end customers.

        UP-FRONT DISTRIBUTOR PAYMENTS—Occasionally, the Company makes up-front contractual payments to third-party distribution partners. The Company assesses each up-front payment to determine whether it meets the criteria of an asset (having a future benefit) as defined by U.S. GAAP. If these criteria are met, the Company capitalizes the up-front payment and recognizes the capitalized amount as expense ratably over the benefit period, which is generally the contract period. If the contract requires the distributor to perform specific acts (i.e. achieve a sales goal) and no other conditions exist for the distributor to earn or retain the up-front payment, then the Company capitalizes the payment and recognizes it as an expense when the performance conditions have been met. Up-front distributor payments are classified on the Consolidated Balance Sheets as other non-current assets and recorded as a direct operating cost in the Consolidated Statements of Operations.

        PROPERTY AND EQUIPMENT, NET—Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives. Office equipment and furniture and fixtures are depreciated over three to seven years, computer equipment is depreciated over three to five years, computer software is depreciated over three years and leasehold improvements are amortized over the shorter of their estimated useful life or the term of the related lease. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is credited or charged to income. Costs for repairs and maintenance are expensed as incurred.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The costs of internally developed and purchased software are amortized over their estimated useful lives of three years. Qualifying internally developed software costs are expensed during the preliminary project stage and post implementation stage. Capitalization begins when the preliminary project stage, which includes evaluating needs and selecting from alternatives, is completed and the appropriate level of management authorizes and commits to funding the project. Amortization begins at the point a computer software project is substantially complete and ready for its intended use. Development costs incurred in the development and enhancement of software used in connection with services provided by the Company that do not otherwise qualify for capitalization treatment are expensed as incurred. Capitalized software is included in property and equipment, net in the Company's Consolidated Balance Sheets.

        Property and equipment are assessed for impairment whenever events or circumstances indicate the carrying value of an asset group may not be fully recoverable by comparing the carrying value to the estimated total future undiscounted cash flows associated with the assets being evaluated. Impairment is recorded for long-lived assets equal to the excess of the carrying amount of the asset group over its estimated fair value. The Company did not recognize any significant impairment losses related to long-lived assets during the years ended December 31, 2011, 2010 or 2009.

        GOODWILL—Goodwill represents the excess of the purchase price of an acquired company over the fair value of the assets acquired and liabilities assumed. The Company evaluates goodwill for impairment annually or at an interim period if events occur or circumstances indicate it is more likely than not that the carrying value of the associated reporting unit exceeds its fair value.

        The Company assigns goodwill to its reporting units for the purpose of impairment testing. In 2011, the Company adopted amendments to the guidelines for testing goodwill for impairment contained in Accounting Standards Update ("ASU") 2011-08 issued by the Financial Accounting Standard Board (the "FASB"). The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a subsequent two-step goodwill impairment test. If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not need to perform the two-step impairment test for that reporting unit. In the first step of the two step impairment test, the estimated fair value of the respective reporting unit is compared to its carrying amount. If the carrying value is less than fair value, no indication of impairment exists and no impairment loss is recorded. If the carrying value of the reporting unit is greater than fair value, a second step in the impairment test is performed to determine the implied fair value of goodwill and the amount of impairment loss, if any.

        INTANGIBLE ASSETS—Intangible assets with indefinite lives are evaluated for impairment annually, or at an interim period if events occur or circumstances indicate it is more likely than not that their carrying value exceeds their fair value. Any excess carrying value over the fair value is recognized as an impairment loss. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that their carrying value exceeds the future undiscounted cash flows associated with them.

        Finite lived intangible assets are amortized over their estimated useful lives using the straight-line method. Distributor and partner relationships have a useful life of between eight and ten years,

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

developed technology has a useful life of between three and seven years, license agreements have a useful life of twelve years, patents and trademarks have a useful life of between twelve and twenty years. The Company's acquired tradenames have indefinite lives.

        CARDHOLDERS' RESERVE—The Company is exposed to losses due to cardholder fraud, payment defaults and other forms of cardholder activity as well as losses due to non-performance of third parties who receive cardholder funds for transmittal to the Issuing Banks. The Company establishes a reserve for the losses it estimates will arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to non-delivery of goods or services. These reserves are established based upon historical loss and recovery rates and cardholder activity for which specific losses can be identified. The cardholders' reserve was approximately $3.9 million and $4.8 million as of December 31, 2011 and 2010, respectively. The Company regularly updates its reserve estimate as new facts become known and events occur that may impact the settlement or recovery of losses.

        Establishing the reserve for cardholder losses is an inherently uncertain process and the actual losses experienced by the Company may vary from the current estimate.

        LITIGATION—In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. It is the Company's policy to routinely assess the likelihood of any adverse judgments or outcomes related to legal or regulatory matters as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue and consultation with the Company's internal and external legal counsel. The Company records reserves related to legal matters when it is determined that a loss is probable and the range of such loss can be reasonably estimated. Management discloses facts regarding material matters assessed as reasonably possible and the associated potential exposure, if estimable. The Company expenses legal costs as incurred.

        INCOME TAXES—The Company recognizes tax benefits or expenses on the temporary differences between the financial reporting and tax basis of its assets and liabilities. Deferred tax assets and liabilities are measured using statutorily enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company is required to adjust its deferred tax assets and liabilities in the period in which tax rates or the provisions of the income tax laws change. Valuation allowances are established when necessary to reduce deferred tax assets to the amount for which recovery is deemed more likely than not. The Company's policy is to classify interest and penalties associated with uncertain tax positions as a component of income tax expense.

        STOCK-BASED COMPENSATION—The Company has one stock-based employee compensation plan. The Company measures the fair value of stock options on the date of grant using the Binomial Lattice model. Compensation expense is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. The Company considers many factors when estimating expected forfeitures, including the award type, the employee class and historical experience. The Company presents excess tax benefits from the exercise of stock options as financing cash flows.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        EARNINGS PER SHARE—Basic earnings (loss) per common share excludes dilution for potential common stock issuances and is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares issued and outstanding during the period. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares issued and outstanding during the period plus amounts representing the dilutive effect of stock options, warrants and restricted stock and convertible preferred stock, as applicable. The Company calculates basic and diluted earnings (loss) per common share using the treasury stock method, the as-if-converted method and the two-class method, as applicable.

        REVENUE RECOGNITION—The Company's operating revenue principally consists of a portion of the service fees and interchange revenues received by the Issuing Banks in connection with the programs managed by the Company. Revenue is recognized when there is persuasive evidence of an arrangement, the relevant services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

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

  •
  Customer Service and Maintenance—Cardholders are typically charged fees for balance inquiries made through the Company's call centers. Cardholders are also charged a monthly maintenance fee after a specified period of inactivity.

  •
  Additional Products and Services—Cardholders are charged fees associated with additional products and services offered in connection with certain GPR cards, including the use of overdraft features, a variety of bill payment options, custom card designs and card-to-card transfers of funds initiated through the Company's call centers.

  •
  Other—Cardholders are charged fees in connection with the acquisition and reloading of the Company's GPR cards at retailers and the Company receives a portion of these amounts in some cases.

        Revenue resulting from the service fees charged to cardholders described above is recognized when the fees are charged because the earnings process is substantially complete, except for revenue resulting from the initial activation of the Company's cards and annual subscription fees. Revenue resulting from the initial activation of cards is recognized ratably, net of commissions paid to distributors, over the average account life, which is approximately one year for GPR cards (three months for the gift cards the Company marketed prior to August 2010). Revenue resulting from annual subscription fees is recognized ratably over the annual period to which the fees relate.

        Revenues also include fees charged in connection with program management and processing services the Company provides for private-label programs, as well as fees charged to MetaBank based on interest earned on cardholder funds. Under the Company's current arrangement with MetaBank, the Company would only be entitled to receive interest on cardholder funds if market interest rates

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

rose significantly above current levels. Revenue resulting from these fees is recognized when the Company has fulfilled its obligations under the underlying service agreements.

        The Company earns revenues from a portion of the interchange fees remitted by merchants when cardholders make purchase transactions using their prepaid debit cards. Subject to applicable law, interchange fees are fixed by the card associations and network organizations (collectively, the "Networks"). Interchange revenues are recognized net of sponsorship, licensing and processing fees charged by the Networks for services they provide in processing purchase transactions routed through them. Interchange revenue is recognized during the period that the purchase transactions occur. Also included in interchange revenue are fees earned from branding agreements with the Networks.

        DIRECT OPERATING COSTS—Direct operating costs consist of internal and external customer service costs, commissions paid to third-party distributors, ATM processing fees, card supply costs, costs for fraud and other losses related to the Company's card programs, customer verification costs, customer service costs and fees paid to the Issuing Banks. These costs are driven by transaction volumes and the number of active cards.

        SALARIES, BENEFITS AND OTHER PERSONNEL COSTS—Salaries, benefits and other personnel costs primarily consist of expenses related to non-customer service employee wages, bonuses, equity-based compensation and benefits, including 401(k) matching expenses and the Company's portion of employee health insurance costs. Salaries, benefits and other personnel costs related to customer service employees are included in direct operating costs in the Consolidated Statements of Operations.

        ADVERTISING COSTS—The Company expenses advertising costs as they are incurred except for direct-response advertising and television advertising production costs. Direct-response advertising consists of commissions paid to consumer marketers for the new funded customer accounts generated by them. Direct-response advertising costs are capitalized and amortized over the average life of the new accounts, which is approximately one year. Television advertising production costs consist of the costs of developing and filming television ads. Television advertising production costs are capitalized when the production services are received and expensed in the period when the advertising first takes place.

        As of December 31, 2011 and 2010, $0.2 million and $0.1 million, respectively, of capitalized direct response advertising costs and television advertising production costs were included in current assets on the Consolidated Balance Sheets.

        SIGNIFICANT CONCENTRATIONS—Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. A significant portion of the Company's cash is deposited in cash and money market funds at large depository institutions and is not eligible for FDIC insurance. The Company has not experienced any losses on its deposits to date. None of the Company's cash and cash equivalents are held in offshore accounts. Accounts receivable as of December 31, 2011 and 2010 are primarily receivables due from cardholders for service fees and for interchange revenues due from the Networks related to merchant point of sale transactions.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Cardholder funds and deposits related to the Company's products are held at FDIC insured Issuing Banks for the benefit of the cardholders. Although the Company currently has agreements with six Issuing Banks, MetaBank holds a large majority of cardholder funds. In September 2010, the Company amended its agreement with INB and agreed to transition the cards issued by INB to another bank on or prior to July 2011, at which time INB would cease serving as one of the Company's Issuing Banks. In May 2011, the Company further amended its agreement with INB to extend this agreement through September 30, 2011. The Company is in the process of transitioning the distributors of cards issued by INB to another Issuing Bank and is operating under the wind-down provisions of its agreement with INB.

        Interchange revenue, which is recorded net of sponsorship, licensing and processing fees charged by the Networks for the services they provide in processing purchase transactions routed through them, represented approximately 22.4%, 21.6% and 19.2% of the Company's revenues during the years ended December 31, 2011, 2010 and 2009, respectively. The amounts of these fees were previously fixed by the Networks in their sole discretion. The enactment of the Dodd Frank Wall Street Reform and Consumer Protection Act in May 2010 and the issuance of final regulations under this Act in June 2011 has imposed limits on the interchange fees that can be paid in connection with certain prepaid programs, effective October 2011. The Company programs are largely exempt from these restrictions.

        The Company derived more than one-third of its revenues during each of the years ended December 31, 2011, 2010 and 2009 from GPR cards sold through one of its third-party distributors, ACE Cash Express, Inc. ("ACE"). The Company's current distribution agreement with ACE is effective through March of 2016.

NOTE 3: IMMATERIAL ERROR CORRECTION

        During the quarter ended March 31, 2011, management identified an error related to the accounting for excess tax benefits associated with the exercise of certain incentive stock options in conjunction with the Company's initial public offering ("IPO") during the three months ended December 31, 2010. The Company reduced retained earnings and increased additional paid-in capital by approximately $1.0 million to correct this immaterial error on the Consolidated Balance Sheet as of December 31, 2010 contained in this Annual Report on Form 10-K. Additionally, the Company revised its Statements of Operations, Changes in Stockholders' Equity and Cash Flows for the year ended December 31, 2010 and the Statement of Operations for the three months ended December 31, 2010 contained in this Annual Report on Form 10-K, to reflect this correction. The adjustments increased previously reported income tax expense and decreased the previously reported net income for 2010 and for the fourth quarter of 2010 by approximately $1.0 million, which resulted in a $0.01 decrease in both basic and diluted net income per common share. Additionally, cash provided by operating activities was decreased by $1.0 million and cash provided by financing activities was increased by $1.0 million to reflect the excess tax benefit associated with these stock options. Management does not consider these adjustments to be material to the Company's prior period financial statements.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

        New accounting pronouncements or changes in existing accounting pronouncements may have a significant effect on the results of operations, financial condition or net worth of the Company's business operations.

        In June 2011, the FASB issued amendments to the guidelines on presenting comprehensive income. The amendments require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for the first reporting period beginning after December 15, 2011 and are to be applied retrospectively. The adoption of these amendments is not expected to have a material effect on the Company's consolidated financial statements.

        In September 2011, the FASB issued amendments to the guidelines for testing goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in the FASB's Accounting Standards Codification Topic 350. The amendments are effective for the first reporting period beginning after December 15, 2011. Early adoption is permitted. The Company adopted these amendments for its quarterly and annual reporting periods ending December 31, 2011. The adoption of these amendments did not have a material effect on the Company's consolidated financial statements.

        In November 2011, the FASB amended the disclosure requirements for offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 and for interim periods within those annual periods and should provide the disclosures required by the amendments retrospectively for all comparative periods presented. The adoption of these amendments is not expected to have a material effect on the Company's consolidated financial statements.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 5: PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(in thousands of dollars)
Computer and office equipment	$17,563	$13,983
Computer software	31,812	26,568
Furniture and fixtures	1,431	1,368
Leasehold improvements	1,639	1,625
Construction in progress	4,013	2,579

	56,458	46,123
Less: Accumulated depreciation	(35,827)	(25,116)

	$20,631	$21,007

        During 2009, the Company entered into a capital lease arrangement with a software provider for perpetual database licenses. The capital lease arrangement resulted in the recording of $3.4 million in capitalized computer software. During 2011, the Company modified the capital lease arrangement, extending it for one year and purchasing $1.9 million of additional computer software. The computer software is included in property and equipment on the Company's Consolidated Balance Sheets.

        Depreciation expense, which includes amortization of the capital lease described above, for the years ended December 31, 2011, 2010 and 2009 was approximately $11.5 million, $9.5 million and $6.8 million, respectively.

        During the years ended December 31, 2011, 2010 and 2009, the Company capitalized interest costs of less than $0.1 million, $0.1 million and $0.2 million, respectively, related to internally developed software.

NOTE 6: GOODWILL

        The Company's goodwill balance is the result of acquiring: all of the capital stock of NetSpend Corporation through a recapitalization transaction in 2004; the acquisition of Skylight Financial, Inc. ("Skylight") in 2008, a company that is focused on the market for direct deposit payroll accounts; and Procesa International, LLC ("Procesa"), a service provider for direct, cross-border and cell phone top-up payment services for Latin America in 2008.

        Goodwill is tested for impairment annually or if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In 2009 and 2010, the Company performed the first step of the two-step impairment test and determined that the fair value of its goodwill exceeded the carrying value. In 2011, the Company adopted the amendments included in the FASB's ASU 2011-08 under which it first assessed qualitative factors to determine whether the existence of events or circumstances would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on its analysis, the Company determined it was not more likely than not that that the fair values of its reporting units were less than their respective carrying amounts, and no further impairment testing was performed.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 6: GOODWILL (Continued)

Accordingly, no goodwill impairment charges were recorded in the years ended December 31, 2011, 2010 or 2009.

NOTE 7: INTANGIBLE ASSETS

        Intangible assets consisted of the following as of December 31, 2010:

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands of dollars)
Distributor and partner relationships	$26,426	$(12,449)	$13,977
Developed technology	7,261	(6,251)	1,010
Other	172	(35)	137

Amortized intangible assets	$33,859	$(18,735)	$15,124
Unamortized intangible assets:
Tradenames	10,615	—	10,615

Total intangible assets	$44,474	$(18,735)	$25,739

        Intangible assets consisted of the following as of December 31, 2011:

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands of dollars)
Distributor and partner relationships	$26,426	$(15,345)	$11,081
Developed technology	7,261	(6,865)	396
Other	184	(49)	135

Amortized intangible assets	$33,871	$(22,259)	$11,612
Unamortized intangible assets:
Tradenames	10,615	—	10,615

Total intangible assets	$44,486	$(22,259)	$22,227

        As part of the Company's acquisition of Skylight in 2008, the Company acquired the "Skylight" trade name. Based on the reputation of the Skylight tradename and the anticipated future benefits and cash flows the tradename is expected to contribute, the Company accounts for the tradename as an indefinite lived intangible asset. As of December 31, 2011, the Skylight tradename continues to have an indefinite life as the Company continues to use the Skylight tradename on certain of its products.

        No impairment charges were recorded in respect of the Company's intangible assets in the years ended December 31, 2011, 2010 or 2009.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 7: INTANGIBLE ASSETS (Continued)

        Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $3.5 million, $3.2 million and $3.5 million, respectively. As of December 31, 2011, estimated amortization expense for the next five years and thereafter was as follows:

(in thousands of dollars)
2012	$2,272
2013	1,714
2014	1,714
2015	1,684
2016	1,641
Thereafter	2,587

$11,612

NOTE 8: INVESTMENTS

        During the year ended December 31, 2010, the Company purchased 150,000 shares of the common stock of Meta Financial Group ("MFG"), the holding Company of MetaBank, one of the Company's Issuing Banks, for $3.2 million. The investment in MFG is an available-for-sale security and is included in the Consolidated Balance Sheets as a long-term investment.

        As of December 31, 2011, the Company's investment in MFG is stated at fair value using its quoted price on the NASDAQ stock market. As of December 31, 2011, the fair value of the Company's investment in MFG was $2.5 million, which is $0.7 million, or 21.9%, below its initial purchase price. The fair value of the investment declined below its initial purchase price in October 2010 when MFG publicly disclosed that the Office of Thrift Supervision ("OTS") was requiring MetaBank to discontinue offering certain of its products, and obtain the written approval of the OTS prior to, among other things, entering into any new third party agency agreements concerning any credit or deposit product (including any prepaid access product) or materially amending any of its existing agreements.

        The OTS, now the Office of the Comptroller of the Currency ("OCC") issued its final report to MetaBank in July 2011. The Company has not determined that the decline in MFG's share price is other-than-temporary. The Company has recorded the related unrealized losses in accumulated other comprehensive losses in the Consolidated Balance Sheets and Consolidated Statement of Changes in Stockholders' Equity and will continue to assess the investment on a quarterly basis to determine whether any changes in facts or circumstances indicate that the decline in value of this investment is other-than-temporary in nature. If the Company determines that the impairment is no longer temporary, the Company will realize the current unrealized losses in its Consolidated Statement of Operations.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 9: ACCRUED EXPENSES

        Accrued expenses as of December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010
	(in thousands of dollars)
Commissions payable to distributors	$5,057	$4,986
Accrued wages and related personnel expenses	5,035	8,541
Other accrued liabilities	10,845	11,540

	$20,937	$25,067

NOTE 10: DEBT

        The Company's outstanding borrowings as of December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010
	(in thousands of dollars)
Revolving credit facility	$58,500	$58,500
Capital lease	—	1,354

Total long-term debt	58,500	59,854
Less:
Current portion of capital lease	—	1,354

Long-term debt, current portion	—	1,354

Long-term debt, net of current portion	$58,500	$58,500

        In connection with its acquisition of Skylight in 2008, the Company entered into a credit facility with a syndicate of banks with JP Morgan as administrative agent (the "prior credit facility"). The prior credit facility provided financing of $105.0 million, consisting of a $75.0 million term loan and a $30.0 million revolving credit facility that included a $2.0 million swingline facility and commitments for up to $2.5 million in letters of credit. Loans under the prior credit facility bore interest at the greater of 6.0% per annum or at a market rate based on either the alternate base rate or LIBOR, plus a spread. The Company repaid all amounts owed under the prior credit facility in September 2010.

        In September 2010, the Company entered into a new credit facility with a syndicate of banks with Sun Trust Bank as administrative agent. This facility provides a $135.0 million revolving credit facility with an accordion feature that allows the Company to request increases to the facility of up to $50.0 million. The initial borrowings of $58.5 million under this facility were used to repay the $56.3 million of outstanding indebtedness under the Company's prior credit facility, $0.7 million of accrued interest on such indebtedness and $1.5 million of debt issuance costs associated with the current credit facility. In 2010, the Company recorded a $0.7 million loss related to the write-off of remaining capitalized debt issuance costs associated with its prior credit facility.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 10: DEBT (Continued)

        Amounts borrowed under the current credit facility may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. This facility has a maturity date of September 2015 and provides for a $5.0 million swingline facility and commitments for up to $15.0 million in letters of credit. At the Company's option, the Company may prepay any borrowings in whole or in part, without any prepayment penalty or premium.

        The outstanding borrowings under the current credit facility bear interest, at the Company's election, as either base rate or Eurodollar loans. Base rate loans bear annual interest at the base rate (the greater of the federal funds rate plus 0.50%, the prime rate or one-month LIBOR plus 1.00%) plus a spread of 1.50% to 2.25%, depending on the Company's leverage ratio. Eurodollar loans bear interest at the adjusted LIBOR for the interest period in effect for such borrowings plus a spread of 2.50% to 3.25%, depending on the Company's leverage ratio. The Company's interest rate on Eurodollar loans, which comprised all of the Company's outstanding borrowings as of December 31, 2011, was 2.8% as of that date.

        The current credit facility contains certain financial and non-financial covenants and requirements, including a leverage ratio, fixed charge ratio and certain restrictions on the Company's ability to make investments, pay dividends or sell assets. It also provides for customary events of default, including failure to pay any principal or interest when due, failure to comply with the covenants set forth in the credit agreement and certain changes in control. The Company was in compliance with these covenants as of December 31, 2011.

        Under the current credit facility, letters of credit may be issued for a period of up to one year (subject to any automatic renewal provisions), although all such letters of credit must expire at least ten business days prior to the current credit facility's maturity date. The Company pays a participation fee with respect to each issued letter of credit. This fee accrues at the rate of 2.5% per annum on the average daily amount of the letters of credit outstanding. The Company also pays a fronting fee of 0.25% per annum on the average daily amount of outstanding letter of credit exposure from the issue date to the date on which there ceases to be any letter of credit exposure, as well as the issuing bank's standard fees. Participation fees and fronting fees are payable in arrears on the last day of each calendar quarter. During the year ended December 31, 2011, the Company paid less than $0.1 million in participation or fronting fees. The Company did not pay any participation or fronting fees during the year ended December 31, 2010.

        The terms of the current credit facility require the Company to pay a commitment fee based on its average daily unused amount. This fee accrues at a rate of 0.45% to 0.50% per annum, depending on the Company's leverage ratio and is payable in arrears on the last day of each calendar quarter. During the years ended December 31, 2011 and 2010, the Company paid $0.3 and $0.1 million, respectively, in commitment fees.

        As of December 31, 2011, the aggregate amount outstanding under the Company's revolving credit facility was $58.5 million and the Company had $6.2 million in letters of credit outstanding. As of December 31, 2011, the Company had $8.8 million of unused letters of credit.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 10: DEBT (Continued)

        The following table presents the availability under the $135.0 million revolving credit facility as of December 31, 2011:

(in thousands of dollars)
Total available revolving credit facility	$135,000
Less: outstanding revolving credit loans	(58,500)
Less: outstanding swingline loans	—
Less: outstanding letters of credit	(6,200)

Remaining availability under the revolving credit facility	$70,300

        During 2009, the Company entered into a capital lease arrangement with a software provider for perpetual database licenses. The capital lease arrangement resulted in the recording of $3.4 million in capitalized computer software. During 2011, the Company modified the capital lease arrangement, extending it for one year and purchasing $1.9 million of additional computer software. During the years ended December 31, 2011, 2010 and 2009, the Company made payments of $3.3 million, $1.4 million and $0.8 million, respectively, towards the capital lease, which included interest payments at an effective interest rate of 6.0%. The capital lease was paid in full in 2011.

NOTE 11: FAIR VALUE OF ASSETS AND LIABILITIES

        Fair value is defined in U.S. GAAP as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between arms-length market participants at the measurement date. When determining the fair value of its assets and liabilities, the Company considers the principal or most advantageous market in which it would transact and considers assumptions market participants would use, such as inherent risk, transfer restriction and risk of nonperformance.

        The Company's financial instruments include cash, cash equivalents, accounts receivable, long-term investments, accounts payable and borrowings under its revolving credit facility. As of December 31, 2011 and 2010, the fair values of the Company's cash, cash equivalents, accounts receivable and accounts payable approximated the carrying values of these instruments presented in the Company's Consolidated Balance Sheets because of their short-term nature.

        The following table is a summary of the Company's assets measured at fair value on a recurring basis:

	Fair Value Measurement as of December 31 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2011	2010	2011	2010	2011	2010
Assets
Long-term investment
Equity security	2,497	2,067	—	—	—	—

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 11: FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

        Fair value is estimated by applying a hierarchy that prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

          Level 1—Quoted prices in active markets for identical assets or liabilities;

          Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

          Level 3—Inputs that are generally unobservable and typically reflect management's estimate of assumptions that market participants would use in pricing the asset or liability.

        The Company had no transfers between Level 1, Level 2 or Level 3 assets during the years ended December 31, 2011 or 2010.

        As of December 31, 2011 and 2010, the Company's long-term investment in MFG (see "Note 8") was recorded at its fair value based on a quoted price in an active market.

        As of December 31, 2011 and 2010, the fair value of the Company's borrowings under its revolving credit agreement approximated their carrying value based on prevailing market rates for borrowings with similar ratings and maturities.

        The following table presents the amortized cost, gross unrealized gains and losses and fair value for the Company's investment security:

	December 31, 2011				December 31, 2010
		Gross Unrealized				Gross Unrealized
	Amortized Cost				Amortized Cost
		Gains	Losses	Fair Value		Gains	Losses	Fair Value
(in thousands of dollars)
December 31:
Available-for-sale security
Equity security	3,209		(712)	2,497	3,209		(1,142)	2,067

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 12: STOCKHOLDERS' EQUITY

Common and Preferred Stock

        Prior to its IPO in 2010, the Company's certificate of incorporation authorized the Company to issue 150,000,000 shares of class A common stock, par value $0.001 per share, 15,000,000 shares of class B common stock, par value $0.001 per share and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. Each share of class B common stock was convertible into one share of class A common stock as set forth in the Company's certificate of incorporation.

        On October 22, 2010, the Company completed an IPO of 18,536,043 shares of common stock at an offering price of $11.00 per share, of which 2,272,727 shares were sold by the Company and 16,263,316 shares were sold by existing stockholders. The Company generated net proceeds of approximately $20.9 million after deducting underwriting discounts and commissions and $2.4 million in total expenses incurred in connection with the offering. Effective upon the completion of the IPO, certain selling stockholders exercised warrants to purchase 696,270 shares of class A common stock at a weighted-average exercise price of $1.69 per share. 102,065 of these shares were retained as payment of the warrant exercise price and the remaining 594,205 shares were sold in the offering. In addition, certain employees exercised options to purchase 890,594 shares of the Company's common stock, at a weighted average exercise price of $2.96 per share, and sold the 651,085 net shares received thereby in connection with the closing of the offering.

        Upon the completion of the IPO in 2010, the Company's certificate of incorporation was amended and restated to: reflect the reclassification of the Company's class A common stock into common stock; increase the total number of authorized shares of common stock from 150,000,000 to 225,000,000; and provide that all shares of the Company's class B common stock would automatically convert into shares of common stock on a one-for-one basis upon the occurrence of certain events. Immediately following completion of the Company's IPO in October 2010, Skylight Holdings I, LLC transferred all of the shares of the Company's class B common stock held by it to its members. As a result of the transfer, Skylight Holdings I, LLC, JLL Partners Fund IV, L.P. ("JLL Fund IV"), JLL Partners Fund V, L.P. (collectively with JLL Fund IV, the "JLL Funds") and their affiliates ceased to own or control 25% or more of the Company's voting securities and, pursuant to the terms of the Company's amended and restated certificate of incorporation, all of the shares of the Company's class B common stock held by them, which constituted all of the outstanding share of class B common stock, automatically converted into shares of common stock on a one-for-one basis.

        In 2011 the Company created a new series of preferred stock consisting of 1,500,000 shares, par value of $0.001 per share, pursuant to the Company's articles of incorporation which authorizes the Company to issue up to 10,000,000 shares of $0.001 par value preferred stock. The new series of preferred stock is designated as Series A Convertible Preferred Stock (the "Series A Stock").

        Holders of the Series A Stock have no voting rights, other than as may be required by applicable law and no holder of Series A Stock has a preemptive or preferential right to acquire or subscribe for any shares of securities of any class. The Series A Stock is not redeemable or assessable or entitled to the benefits of any sinking fund. Shares of Series A Stock may be converted at the option of the holder, at any time, into shares of the Company's common stock at the rate of ten shares of common stock for each share of Series A Stock; provided, however, that no holder of shares of Series A Stock may convert any of their shares into common stock if (i) upon completing such conversion the holder,

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 12: STOCKHOLDERS' EQUITY (Continued)

together with its affiliates, would own or control shares of common stock representing 24.9% or more of the outstanding voting securities of the Company or (ii) such conversion would require prior approval or notice under any state law then applicable to the Company or its subsidiaries.

        In the event any dividends are declared or paid on the Company's common stock, holders of Series A Stock would be entitled to receive dividends in an amount equal to the amount of the dividends that the holder would have received had their Series A Stock been converted into common stock as of the date immediately prior to the record date for such dividend.

        In the event of liquidation, dissolution or winding up of the Company, any assets and funds legally available for distribution would be distributed ratably among the holders of the common stock and Series A Stock in proportion to the number of shares of such stock owned by each such holder. In the case of holders of Series A Stock, any such distribution would be based on the number of shares of common stock that they would have received had their Series A Stock been converted into common stock immediately prior to such distribution.

        During 2011, the JLL Funds exchanged 7,000,000 shares of common stock held by them for an aggregate of 700,000 shares of Series A Stock in a transaction exempt from the registrations requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof. The JLL Funds beneficially owned more than five percent of the Company's outstanding common stock as of December 31, 2011. No commissions or other remuneration was or will be paid or given, directly or indirectly, to the JLL Funds or any other person in connection with the exchange. The shares of Series A Stock issued to the JLL Funds will be automatically re-converted into shares of common stock (at the rate of ten shares of common stock for each share of Series A Stock) if they are sold or otherwise transferred to a person who is not affiliated with the JLL Funds.

Treasury Stock Transactions

        Treasury stock is accounted for under the cost method and is included as a component of stockholders' equity.

        In 2009, the Company reached agreements with the defendants named in the MPower litigation that settled all disputes and claims between the Company and the defendants (see "Note 17"). In connection with this settlement, the Company assumed 570,000 shares of outstanding common stock (formerly "class A common stock") held by the defendants. This settlement transaction resulted in the Company's non-cash acquisition of 400,000 shares of treasury stock, which is recorded as a litigation settlement gain of $1.2 million on the Company's Consolidated Statement of Operations, and a $0.2 million cash purchase of 170,000 shares of treasury stock.

        In 2010, the Company repurchased 1,500,000 shares of its common stock for $5.7 million.

        In 2011, the Company's board of directors approved two $25 million share repurchase programs, the first of which was completed in September 2011. The Company repurchased 3,276,093 shares of common stock for $25.1 million pursuant to the first share repurchase program. The Company repurchased 1,043,751 shares of common stock for $7.7 million pursuant to the second share repurchase program during 2011.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 12: STOCKHOLDERS' EQUITY (Continued)

Dividend Equivalents

        Certain of the stock options issued to the Company's Chief Executive Officer (the "CEO") prior to the Company's IPO in October 2010 contain rights to dividend equivalents. The dividend equivalents relate to dividends paid by the Company in 2008 and were paid when the underlying options vested. During the years ended December 31, 2011, 2010 and 2009, the Company paid $0.4 million, $0.2 million and $0.2 million, respectively, in cash dividend equivalents.

Dividends

        In 2008, the Company declared a $30.0 million dividend. The Company paid $25.0 million of the $30.0 million dividend in 2008 and paid the remaining $5.0 million in March 2009. The Company did not declare or pay any dividends during the years ended December 31, 2011 or 2010.

Warrants

        In 2009, the Company issued warrants to purchase 20,000 shares of common stock to one of its distribution partners at an exercise price of $1.50 per share. These warrants were exercised in 2010. No warrants were exercised in 2009.

        In 2010, the Company did not issue any warrants to purchase shares of common stock. Prior to the Company's IPO in 2010, 15,382 warrants were exercised, resulting in additional paid-in capital of less than $0.1 million. In conjunction with the Company's IPO in October 2010, 696,270 warrants were exercised, of which 102,065 were retained by the Company as consideration for the exercise price, resulting in net shares issued in connection with warrant exercises of 594,205. The exercise of warrants during the year ended December 31, 2010 resulted in additional paid-in capital to the Company of less than $0.1 million.

        No warrants were issued or exercised in 2011.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 12: STOCKHOLDERS' EQUITY (Continued)

        A summary of warrant activity for the twelve months ended December 31, 2011, 2010 and 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Warrants outstanding December 31, 2008	706,683	$1.69	5.2
Granted	20,000	1.50
Exercised	—	—

Warrants outstanding December 31, 2009	726,683	$1.69	4.3
Granted	—	—
Cancelled	(15,031)	1.69
Exercised	(711,652)	1.69

Warrants outstanding December 31, 2010	—	$—	—
Granted	—	—
Exercised	—	—

Warrants outstanding December 31, 2011	—	$—	—

Exercisable and outstanding December 31, 2011	—	$—	—

        The fair values of warrants issued during the year ended December 31, 2009 were valued at the grant date using the Black-Scholes option pricing model using the following average assumptions for the year ended December 31, 2009.

2009
Expected volatility	60%
Expected dividend yield	—
Expected term	5 years
Risk free rate	1.7%
Weighted average fair value per warrant at issuance date	$1.80

NOTE 13: SHARE BASED PAYMENT

Stock Incentive Plans

        In October 2010, the Company adopted a new equity incentive plan, the Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan (the "2004 Plan"), which amended and replaced the Company's prior option plan. As of December 31, 2011, the Company had reserved 25,104,980 shares of its common stock for issuance under the 2004 Plan. The number of shares reserved for issuance under the 2004 Plan will increase annually by a number of shares equal to the lesser of (1) 3% of the total outstanding shares of the Company's capital stock as of immediately prior to the increase, (2) 3,000,000 or (3) such lesser amount as is determined by the Company's board of directors.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 13: SHARE BASED PAYMENT (Continued)

        The 2004 Plan provides for the grant of stock options and other stock-based awards to key employees, directors and consultants, including executive officers. Under the 2004 Plan, the Company is authorized to issue standard, event-based and performance-based options, restricted stock awards and other awards.

        Standard options issued to employees generally vest and become exercisable in four equal installments on the four succeeding anniversaries of the applicable grant date. Standard options issued to members of the board of directors generally vest and become exercisable in three equal installments on the three succeeding anniversaries of the applicable grant date. In each case, vesting of the options is subject to the holder of the option continuing to provide services to the Company during the applicable vesting period. The Company expenses the grant-date fair value of standard options, net of estimated forfeitures, over the vesting period on a straight-line basis. During the years ended December 31, 2011, 2010 and 2009, the Company issued 1.7 million, 2.4 million and 1.2 million standard options, respectively.

        Event-based options vest upon the earlier of (1) a change in control of the Company or (2) the second anniversary of the closing of an IPO. During the year ended December 31, 2010, the Company issued 0.9 million event-based options to employees. The Company did not issue any event-based options during the years ended December 31, 2011 or 2009.

        Performance-based options carry service, market and performance conditions different from the Company's other stock option agreements. The terms of the performance-based options specify that the options vest at the earlier of: (1) the Company's achievement of a performance condition and the option holder's continued employment with the Company over a four-year period, or (2) the option holder's continued employment with the Company over a six-year period. During the year ended December 31, 2009, the Company issued 0.1 million performance-based options. The Company did not issue any performance-based options during the years ended December 31, 2011 or 2010.

        During the year ended December 31, 2010, the board of directors modified the performance condition of certain performance-based options. Prior to the modification, the performance condition for employee option holders was the Company's achievement of a pre-determined equity value hurdle in connection with an IPO or a change of control. The performance condition for all performance-based employee options, with the exception of those held by the Company's CEO, was modified to be the earlier of (1) the Company's achievement of a pre-determined equity value hurdle in or subsequent to an IPO, (2) a change in control prior to December 31, 2011 or (3) the Company's achievement of a pre-determined earnings target. During the year ended December 31, 2010, the Company recorded additional compensation expense of approximately $0.2 million related to this modification. None of the performance targets associated with these options were met in 2011.

        Also in 2010, the board of directors modified the terms of certain options held by a former member of the Company's board of directors to allow them to continue vesting subsequent to the termination of the holder's board membership. The modification was approved by the board of directors in exchange for consulting services. The services were deemed non-substantive and additional compensation expense of approximately $0.2 million was recognized during the year ended December 31, 2010. In addition, restricted stock awards held by former executives and employees of

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 13: SHARE BASED PAYMENT (Continued)

the Company were accelerated in accordance with their employment agreements. The Company recorded additional compensation expense of $0.5 million related to this acceleration.

        The fair value of the stock options issued under the 2004 Plan during the years ended December 31, 2011, 2010 and 2009 was $12.0 million, $10.7 million and $4.6 million, respectively.

Accelerated Vesting Upon IPO

        Upon completion of the Company's IPO in October 2010, the vesting of certain outstanding options and shares of restricted stock accelerated according to the terms of the underlying agreements.

        Certain restricted shares accelerated to vest on the date six months following the completion of the IPO, as opposed to on the third anniversary of their initial grant date. In connection with the acceleration, the Company recognized the unamortized restricted stock expense on a straight-line basis over the 0.5 year future service period.

        All event-based options will vest on the date two years after the completion of the Company's IPO. Prior to the completion of the IPO, the Company had not recognized any expense related to event-based options because the vesting was contingent upon future events that were not deemed probable prior to the IPO. The Company is recognizing the unamortized event-based option expense on a straight-line basis over the two year service period following its IPO.

        In connection with the Company's IPO, the remaining service period associated with the CEO's standard options was shortened by one year as stipulated under the original option agreement. The remainder of the unamortized stock option expense was recognized in 2011.

        The remaining service period associated with a portion of CEO's performance-based options was shortened based on the Company's achievement of performance targets related to the Company's equity valuation. As a result of the IPO, certain performance based attributes were triggered in addition to the time based vesting conditions embedded in these awards. The Company accelerated recognition of the unamortized stock option expense over the remaining estimated explicit service period.

        During the year ended December 31, 2010, the Company recognized additional compensation expense of approximately $0.9 million related to accelerated vesting of equity awards as a result of its IPO. $0.7 million of this amount related to the accelerated vesting of options and $0.2 million related to the accelerated vesting of restricted stock.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 13: SHARE BASED PAYMENT (Continued)

        The following table presents a summary of stock option activity for the year ended December 31, 2011:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2010	11,035,606	$3.88	7.8 years	$98,705,957
Granted	1,743,629	13.55
Exercised	(588,247)	2.39
Expired	(45,411)	3.56
Forfeited	(747,867)	5.90

Outstanding December 31, 2011	11,397,710	$5.31	6.9 years	$42,674,370

Vested and expected to vest at December 31, 2011	10,408,215	$5.29	7.1 years	$39,084,826
Exercisable at December 31, 2011	3,756,339	$3.76	6.3 years	$16,846,072

        The aggregate intrinsic value in the table above represents the total pre-tax value of the options shown. This amount is equal to the difference between the Company's closing stock price on December 31, 2011 ($8.11 per share) and the exercise prices of the options shown, multiplied by the number of in-the-money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on December 31, 2011 and sold the shares received thereby at the closing price of the Company's stock on that date. This amount changes based on the fair value of the Company's stock. The intrinsic value of options exercised during 2011, 2010 and 2009 was $3.7 million, $9.2 million and $0.1 million, respectively.

        Options with the following characteristics were outstanding as of December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25 - $3.47	2,256,840	5.6	$3.16	960,427	$3.07
3.53	4,903,157	6.2	3.53	2,279,147	3.53
3.78	2,047,175	8.0	3.78	362,514	3.78
5.58 - 11.48	830,948	9.0	9.89	141,751	11.00
14.70	50,000	8.9	14.70	12,500	14.70
14.80	1,309,590	9.0	14.80	—	—

	11,397,710	6.9	$5.31	3,756,339	$3.76

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 13: SHARE BASED PAYMENT (Continued)

Assumptions for Estimating Fair Value of Stock Option Grants

        The Company uses the Binomial Lattice model for determining the estimated fair value of stock option awards because the Company has determined that this model best reflects the characteristics of its employee options. The Binomial Lattice model requires analysis of actual exercise behavior data and a number of assumptions including expected volatility, risk-free interest rate, expected dividends, option cancellations and forfeitures.

        The following table summarizes the assumptions used to value options issued for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Expected volatility	49.1% - 56.5%	51.2% - 58.4%	59.8%
Expected dividend yield	—	—	—
Expected term	6.0 - 6.9 years	6.0 - 8.5 years	7.7 - 9.4 years
Risk free rate	2.1% - 3.4%	2.6% - 3.8%	3.3%
Weighted average fair value
of options at grant date	$6.86	$3.30	$2.13

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

Restricted Stock

        The Company did not issue any restricted stock during the year ended December 31, 2009. During the year ended December 31, 2010, the Company issued 0.7 million shares of restricted stock to employees that generally vest in three or four equal installments on the three or four succeeding anniversaries of the applicable award date. Upon completion of the Company's IPO, the vesting of 0.3 million restricted shares accelerated to vest in six months. During the year ended December 31, 2011, the Company issued less than 0.1 million shares of restricted stock to members of the board of directors under the 2004 Plan. The restricted stock awarded to members of the board of directors vests on the one year anniversary of its grant date.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 13: SHARE BASED PAYMENT (Continued)

        Activity related to the Company's restricted stock awards during the year ended December 31, 2011 is as follows:

	Shares of Unvested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2010	690,363	$5.70
Granted	15,269	14.74
Vested	(363,606)	4.68
Forfeited	(1,213)	3.78

Balance at December 31, 2011	340,813	$7.18

Stock-Based Compensation Expense

        During the years ended December 31, 2011, 2010 and 2009, the Company recorded total stock-based compensation expense of $11.2 million, $7.3 million and $4.5 million, respectively.

        As of December 31, 2011, the Company's outstanding options had a weighted average remaining contractual term of 6.9 years. As of December 31, 2011, unrecognized compensation cost, net of estimated forfeitures, related to stock options amounted to $12.9 million and is expected to be recognized over a weighted average period of 2.1 years. As of December 31, 2011, unrecognized stock-based compensation cost, net of estimated forfeitures, related to restricted stock amounted to $1.6 million and is expected to be recognized over a weighted average period of 2.4 years. The amount of unrecognized stock-based compensation will be affected by any future stock option or restricted stock grants.

        The Company considers the type of award, employee class and historical experience in estimating annual forfeiture rates. The following table summarizes the Company's estimated annualized forfeiture rates for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Executive Officer level	9.0%	9.0%	8.0%
Vice President and Director level	12.0%	15.0%	10.0%
Below Director level	12.0%	12.5%	12.5%

NOTE 14: COMPREHENSIVE INCOME

        The Company's comprehensive income is included as a component of stockholders' equity and is composed of net income and unrealized gains and losses on investments designated as available-for-sale. During the year ended December 31, 2011, the Company had an unrealized gain of $0.4 million, net of tax, related to the difference between the fair value of its long-term investment in MFG of $2.5 million on December 31, 2011 and $2.1 million on December 31, 2010.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 14: COMPREHENSIVE INCOME (Continued)

        The following table presents the calculation of comprehensive income:

	Year Ended December 31,
	2011	2010
	(in thousands of dollars)
Net income	$33,246	$22,732
Unrealized holding gain (loss) on investment, net of tax	430	(1,142)

Comprehensive income	$33,676	$21,590

NOTE 15: EARNINGS PER SHARE

        Basic earnings per common share is calculated by dividing net income available to common stockholders by the number of weighted average common shares issued and outstanding for the period. The Company calculates basic and diluted earnings per share using the treasury stock method, the if-converted method and the two-class method, as applicable.

        Upon completion of the Company's IPO in October 2010, all shares of class A common stock were reclassified as common stock. In addition, promptly following the IPO, all shares of the Company's class B common stock were transferred to members of Skylight Holdings I, LLC, which had the effect of converting them into shares of common stock on a one-for-one basis. For the year ended December 31, 2010 the as-if converted method was applied and so the conversion of the class B common stock into common stock was reflected as of the beginning of the reporting period. Only one class of common stock and one class of preferred stock existed during the year ended December 31, 2011.

        Certain of the CEO's stock options contain rights to dividend equivalents. These options, as well as the outstanding shares of Series A Stock, are considered participating securities. In calculating basic earnings per share using the two-class method, earnings available to participating securities are excluded from net income available to common shareholders.

        Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares issued and outstanding for the period plus amounts representing the dilutive effect of stock options, warrants, restricted stock and the conversion of convertible preferred stock, as applicable. The Company calculates dilutive potential common shares using the treasury stock method. This method assumes that the Company will use proceeds from the exercise of stock options and warrants to repurchase shares of common stock to hold in its treasury stock reserves.

        During the years ended December 31, 2011 and 2009, the potential dilutive effect of 1.9 million and 9.7 million stock options, respectively, were excluded from the computation of diluted weighted average shares outstanding because they were antidilutive. During the year end December 31, 2010, the potential dilutive effect of 0.6 million stock options were excluded from the computation of diluted weighted average shares outstanding because they were anti-dilutive. These excluded options could potentially dilute earnings per share in the future.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 15: EARNINGS PER SHARE (Continued)

        The following is a reconciliation of the numerator (net income) and the denominator (weighted average number of common shares) used in the calculation of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011		2010		2009
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
	(in thousands of dollars, except share and per share data)
Basic earnings per common share:
Net income	$33,246	$—	$22,732	$—	$16,028	$2,146
Less: Earnings distributed to participating securities	(353)	—	(176)	—	(188)	(25)
Less: Undistributed earnings allocated to participating securities	(1,505)	—	(311)	—	(68)	(10)

Undistributed earnings available to common stockholders	$31,388	$—	$22,245	$—	$15,772	$2,111
Weighted-average common shares outstanding used in basic calculation	84,504	—	85,394	—	75,543	10,112
Basic earnings per common share	$0.37	$—	$0.26	$—	$0.21	$0.21

Diluted earnings per common share:
Undistributed earnings available to common stockholders	$31,388	$—	$22,245	$—	$15,772	$2,111
Add: Earnings distributed to participating securities	353	—	176	—	213	—
Add: Undistributed earnings allocated to participating securities	1,505	—	311	—	78	—
Add: Reallocation of undistributed earnings as a result of conversion of class B to common stock	—	—	—	—	2,111	—
Add: Reallocation of undistributed earnings to class B shares	—	—	—	—	—	27

Net income	$33,246	$—	$22,732	$—	$18,174	$2,138
Weighted-average common shares outstanding used in basic calculation	84,504	—	85,394	—	75,543	10,112
Weighted-average effect of dilutive securities:
Conversion of class B to common stock	—	—	—	—	10,112	—
Conversion of preferred stock to common stock	2,608	—	—	—	—	—
Options	3,985	—	3,045	—	615	—
Warrants	—	—	384	—	370	—
Restricted stock	187	—	168	—	93	93

Weighted-average common shares outstanding used in diluted calculation	91,284	—	88,991	—	86,733	10,205
Diluted earnings per common share	$0.36	$—	$0.26	$—	$0.21	$0.21

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 16: INCOME TAXES

        The components of the provision for income taxes are as follows for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(in thousands of dollars)
Income tax provision
Current
Federal	$22,835	$14,638	$9,860
State	1,625	1,235	1,040

Total current	24,460	15,873	10,900

Deferred
Federal	(2,614)	(1,852)	1,614
State	(32)	347	(11)

Total deferred	(2,646)	(1,505)	1,603

Total provision	$21,814	$14,368	$12,503

        Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 16: INCOME TAXES (Continued)

used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(in thousands of dollars)
Deferred tax assets
Current deferred tax assets
Deferred revenue	$1,010	$1,223
Accrued expenses	2,937	2,522
Prepaid card supply costs	181	161
Net operating loss and tax credit carryforwards	10	10

Total current deferred tax assets	4,138	3,916

Non-current deferred tax assets
Accrued expenses	580	72
Net operating loss and tax credit carryforwards	176	230
Unrealized loss on long-term investment	263	413
Stock compensation	5,048	2,575

Gross non-current deferred tax assets	6,067	3,290
Valuation allowance	(263)	(413)

Total non-current deferred tax assets	5,804	2,877

Deferred tax liabilities
Noncurrent deferred tax liabilities
Acquired intangibles	(8,101)	(9,278)
Depreciation and amortization	(5,134)	(3,454)

Total non-current deferred tax liabilities	(13,235)	(12,732)

Net current deferred tax asset	4,138	3,916

Net non-current deferred tax liability	$(7,431)	$(9,855)

        Deferred tax assets at December 31, 2011 were reduced by a valuation allowance relating to the unrealized loss on the Company's long-term investment in MFG. Due to the fact that this loss is capital in nature and could only be utilized to offset future capital gains, the Company does not believe that it is more likely than not that the benefit of this asset will be realized in the foreseeable future. The Company will continue to assess the potential realization of this asset and will adjust the valuation allowance in future periods as appropriate.

        Upon the acquisition of Skylight in 2008, the Company purchased federal net operating losses and credits which were subject to use limitations under provisions of the Internal Revenue Code. As of December 31, 2011, the Company had approximately $0.2 million of federal net operating losses remaining with limitations on the amount that can be recognized in any annual period.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 16: INCOME TAXES (Continued)

        The exercise of certain Company stock options results in compensation that is includable in the taxable income of the exercising option holder and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company's common stock subsequent to the date of grant of the exercised stock options. Any option related excess tax benefits (tax deduction greater than cumulative book deduction) are recorded as an increase to additional paid-in capital, while option related tax deficiencies (cumulative book deduction greater than tax deduction) are recorded as a decrease to additional paid-in capital to the extent of the Company's additional paid-in capital option pool, then to its income tax provision. During the year ended December 31, 2011, option-related tax deductions resulted in increases to additional paid-in capital of $1.5 million. During the year ended December 31, 2010, option-related tax deductions resulted in increases to additional paid-in capital of $2.5 million. During the year ended December 31, 2009, the shortfall related to the Company's stock-options resulted in a decrease to additional paid-in-capital of $0.2 million.

        The Company's provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 35% to income before income taxes for the years ended December 31, 2011, 2010 and 2009 primarily as a result of the following:

	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.8	3.2	3.3
Permanent items	—	(0.1)	0.2
Stock compensation	1.7	1.8	2.8
Other	0.1	(1.2)	(0.6)

Provision for income tax	39.6%	38.7%	40.7%

        For the years ended December 31, 2011 and 2010, the total amount of unrecognized tax benefits was as follows:

	2011	2010
	(in thousands of dollars)
Balance as of beginning of year	$401	$195
Tax positions related to current year:
Additions	22	187
Reductions	—	—
Tax positions related to prior years:
Additions	—	19
Reductions	—	—
Settlements	—	—

Balance as of end of year	$423	$401

        Included in the balance of unrecognized tax benefits as of both December 31, 2011 and 2010 are approximately $0.3 million of tax benefits that, if recognized, would impact the effective tax rate. Also

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 16: INCOME TAXES (Continued)

included in the balance of unrecognized tax benefits as of both December 31, 2011 and 2010 are $0.1 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

        The Company's policy is to classify interest and penalties associated with these uncertain tax positions as a component of income tax expense. The Company had accrued penalties and interest of approximately $0.1 million during each of the years ended December 31, 2011, 2010 and 2009.

        The Company is subject to taxation in the U.S. and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state examinations for tax years before 2005.

NOTE 17: COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company has commitments under operating lease agreements, principally for office space, that extend through May 2017. When a lease contains an escalation clause or a concession such as a rent holiday, rent expense is recognized using the straight-line method over the term of the lease. Equipment lease terms generally cover a one-year period and are subject to renewal. Rent expense for the years ending December 31, 2011, 2010 and 2009 was $1.5 million, $1.4 million and $1.5 million, respectively.

        As of December 31, 2011, future minimum operating lease commitments under non-cancelable leases were as follows:

(in thousands of dollars)
2012	$938
2013	1,375
2014	1,361
2015	1,429
2016	1,479
Thereafter	483

Total minimum payments	$7,065

Service Agreements

        The Company has agreements with various third-party vendors and the members of the Company's distribution network to provide card issuance services, network transaction services, internet data center services and other consulting services. The Company generally makes payments under these agreements on a monthly basis. The remaining term of these agreements generally range from one to four years.

        During the year ended December 31, 2010, the Company recorded a $0.8 million loss related to a contractual dispute with an Issuing Bank and the Company amended its agreement with the Issuing Bank pursuant to which the parties agreed to commence winding down the relationship. The $0.8 million loss is included in settlement gains and other losses on the Consolidated Statement of

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 17: COMMITMENTS AND CONTINGENCIES (Continued)

Operations for the year ended December 31, 2010. As of December 31, 2011, $0.4 million was remaining in accrued expenses on the Consolidated Balance Sheets.

        As of December 31, 2011, future minimum commitments under non-cancelable service agreements are as follows:

(in thousands of dollars)
2012	$15,013
2013	10,992
2014	6,612
2015	2,819
2016	—
Thereafter	—

Total minimum payments	$35,436

Guarantees

        A significant portion of the Company's business is conducted through retail distributors that provide load and reload services to cardholders at their locations. Members of the Company's distribution and reload network collect cardholders' funds and remit them by electronic transfer to the Issuing Banks for deposit in the cardholder accounts. The Company's Issuing Banks typically receive cardholders' funds no earlier than three business days after they are collected by the retailer. If any retailer fails to remit cardholders' funds to the Company's Issuing Banks, the Company typically reimburses the Issuing Banks for the shortfall created thereby. The Company manages the risk associated with this process through a formalized set of credit standards, volume limits and deposit requirements for certain retailers and by typically maintaining the right to offset any settlement shortfall against the commissions payable to the relevant retailer. To date, the Company has not experienced any significant losses associated with settlement failures and the Company had not recorded a settlement guarantee liability as of December 31, 2011 or December 31, 2010. As of December 31, 2011 and December 31, 2010, the Company's estimated gross settlement exposure was $17.1 million and $13.9 million, respectively.

        Cardholders can in some circumstances incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although the Company generally declines authorization attempts for amounts that exceed the available balance in a cardholder's account, the application of the Networks' rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees can, among other things, result in overdrawn card accounts. The Company also provides, as a courtesy and in its discretion, certain cardholders with a "cushion" that allows them to overdraw their card accounts by up to $10. In addition, eligible cardholders may enroll in the Issuing Banks' overdraft protection programs and fund transactions that exceed the available balance in their accounts. The Company generally provides the funds used as part of this overdraft program (MetaBank will advance the first $1.0 million on behalf of its cardholders) and is responsible to the Issuing Banks for any losses associated with any overdrawn account balances. As of December 31, 2011 and 2010, cardholders' overdrawn account balances totaled $9.0 million and

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 17: COMMITMENTS AND CONTINGENCIES (Continued)

$6.9 million, respectively. As of December 31, 2011 and December 31, 2010, the Company's reserves for the losses it estimates will arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to non-delivery of goods or services were $3.9 million and $4.8 million, respectively.

Alexsam Litigation

        On October 24, 2007, Alexsam, Inc. filed suit against the Company's subsidiary NetSpend Corporation ("NetSpend") in the District Court of Travis County, Texas, 419th Judicial District, asserting breach of a license agreement entered into between NetSpend and Alexsam in 2004 and seeking monetary damages, attorneys' fees, costs and interest. The license agreement was entered into by the parties following Alexsam's assertion and subsequent dismissal without prejudice of a claim of patent infringement filed by Alexsam against NetSpend in 2003. The Company has asserted counterclaims against Alexsam for breach of contract. In April 2010, the Company filed a motion for summary judgment, and following a hearing, the court denied the motion without substantive comment. In October 2010, Alexsam filed an amended petition, which added a claim by Alexsam that NetSpend fraudulently induced Alexsam to give up its prior patent infringement claims against NetSpend and enter into the license agreement. In November 2010, the Company removed the case to the United States District Court for the Western District of Texas. In January 2011, the federal court remanded the case back to the Travis County District Court for the 419th Judicial District for further proceedings. In February 2011, the Company filed a motion for partial summary judgment on Alexsam's fraudulent inducement claim. Following a hearing, the court denied the motion. Trial is scheduled to begin in April 2012. The Company plans to vigorously contest Alexsam's claims and to vigorously pursue its own claims.

Integrated Technological Systems, Inc.

        Integrated Technological Systems, Inc. ("ITS") filed a patent infringement case against NetSpend in the U.S. District Court for the District of Nevada on October 7, 2011 and served its complaint on NetSpend on October 13, 2011. ITS asserts in its complaint that NetSpend has been infringing a patent issued to ITS in March of 2011 as a result of providing services that utilize the system described in the patent to transfer funds from NetSpend Reload Packs to NetSpend GPR cards and to transfer funds between NetSpend GPR cards. ITS is seeking a declaration that NetSpend has infringed its patent, an injunction prohibiting NetSpend from continuing the alleged infringement; damages for NetSpend's prior alleged infringing activity; and attorneys' fees and costs. Netspend filed an answer denying all of the substantive allegations of this complaint on November 28, 2011. The Company plans to vigorously contest ITS's claims and to vigorously pursue its own claims.

Baker

        Frederick J. Baker ("Baker") filed a consumer class action case against NetSpend, as well as one of its Issuing Banks and card associations (collectively, the "Defendants"), in the U.S District Court for the District of New Jersey in November 2008 seeking damages and unspecified equitable relief. In May 2009 Baker filed an amended complaint alleging that the Defendants violated the New Jersey Consumer Fraud Act (CFA), the New Jersey Truth-in-Consumer Contract, Warranty, and Notice Act

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 17: COMMITMENTS AND CONTINGENCIES (Continued)

(TCCWNA) and claiming unjust enrichment in connection with the Defendants' alleged marketing, advertising, sale and post-sale handling of NetSpend's gift card product in the State of New Jersey. In March 2011, the court heard oral arguments on Defendants' motion to dismiss Baker's amended complaint. On January 19, 2012, the court granted Defendants' motion in part and dismissed all claims except for the cause of action based on the alleged violation of the CFA. The Company filed its answer and affirmative defenses on February 3, 2012 and it plans to vigorously contest Baker's claims.

MPower Litigation

        In 2008, the Company filed a lawsuit against MPower Ventures, LP, MPower Labs, Inc., Mango Financial, Inc., MPower Ventures Management, LLC, Rogelio Sosa, Bertrand Sosa, Richard Child and John Mitchell and subsequently amended the suit to add Futeh Kao and Mattrix Group, L.L.C (collectively, the "defendants"). In this lawsuit, the Company alleged breach of fiduciary duties, breach of contractual and common-law duties of confidentiality, breach of contractual non-solicitation clauses, misappropriation of the Company's trade secrets and other confidential and proprietary information belonging to the Company, breach of noncompetition agreements and engagement in a civil conspiracy. Defendant Mitchell asserted counterclaims against the Company alleging breach of contract relating to consulting services and payment of certain dividends, as well as for defamation. Mitchell sought actual and consequential damages and attorneys' fees.

        In 2009, the Company reached agreements with the defendants settling all disputes and claims between the parties. In connection with the settlement, the Company acquired 570,000 shares of its outstanding common stock held by certain of the defendants. The settlement transactions resulted in the Company's non-cash acquisition of 400,000 shares of common stock, which is recorded as a litigation settlement gain of $1.2 million in the Company's Consolidated Statement of Operations and a $0.6 million cash payment to Richard Child which included the repurchase of 170,000 shares of common stock for $0.2 million.

Katz Settlement

        In 2008, the Company received a letter from Ronald A. Katz Technology Licensing, L.P. ("RAKTL"), which contained an offer for the Company to acquire a license under the RAKTL portfolio of patents. In July 2010, the Company and RAKTL agreed to settle this matter. In accordance with the agreement, the Company paid RAKTL a total of $3.5 million in exchange for the Company's release from potential infringement liability related to the Company's possible use of RAKTL patents. As part of the agreement, the Company also acquired a non-exclusive license related to certain pending RAKTL patents. The $3.5 million loss was recorded in settlement gains and other losses on the Consolidated Statement of Operations for the year ended December 31, 2010.

Recoveries

        In 2009, the Company, in conjunction with two of its Issuing Banks, identified approximately $10.6 million of excess funds related to several years of chargebacks and fee-related recoveries from the Networks, much of which the Company had previously written off in its loss reserves. The Company had previously recorded receivables of approximately $1.6 million associated with these items. As a result, the Company recorded a $9.0 million settlement gain in its Consolidated Statement of

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 17: COMMITMENTS AND CONTINGENCIES (Continued)

Operations for the year ended December 31, 2009, the period in which the chargebacks and fee-related recoveries were settled.

Other

        In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. Management believes that the outcomes of such actions or proceedings will not have a material effect on the Company's financial position, results of operations, cash flows or liquidity.

NOTE 18: EMPLOYEE BENEFIT PLANS

        The Company has established a defined contribution retirement plan under section 401(k) of the Internal Revenue Code (the "401(k) Plan"). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation, not to exceed a federally specified maximum ($16,500 for 2011, plus $5,500 for employees age 50 or older), on a pre-tax basis. The Company contributes to the program by matching funds based on a percentage of the employee's contribution. The Company matches 100% of the first 3% of wages contributed by an employee and 50% of the next 2% of wages contributed by that employee. The Company is also permitted to make a profit-sharing contribution as determined annually at the discretion of the board of directors. For the years ended December 31, 2011, 2010 and 2009, the 401(k) match made by the Company was approximately $0.9 million, $0.8 million and $0.7 million, respectively. No profit-sharing contributions were made during 2011, 2010 or 2009.

        In 2009, the Company established a deferred compensation plan (the "Deferral Plan") for the benefit of certain of its eligible employees. Participating employees may defer a certain percentage of their base salary and annual bonus. These percentages are determined on an annual basis by the Company's compensation committee. For 2011, participating employees could defer up to 80% of their salary and 100% of their annual bonus. Amounts deferred by a participant are credited with earnings and investment gains and losses by assuming that the deferral was invested in one or more investment options selected by the participants from a family of mutual funds chosen by the Company. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of the participating employees. The amount of any Company contributions is discretionary and subject to change. The Company did not make any contributions to the Deferral Plan during the years ended December 31, 2011, 2010 or 2009. Each employee's deferrals, together with any earnings thereon, are accrued as part of the unsecured, other non-current liabilities of the Company on the accompanying Consolidated Balance Sheets. The deferred compensation liability was $1.4 million and less than $0.1 million as of December 31, 2011 and December 31, 2010, respectively.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 18: EMPLOYEE BENEFIT PLANS (Continued)

        To offset this liability, the Company has purchased life insurance policies on some of the plan participants. The Company is the owner and beneficiary of the policies and the policies are intended to produce cash to help fund the Company's obligations under the Deferral Plan. The Company intends to hold the life insurance policies until the death of the plan participants. The net cash surrender value of these life insurance policies was $1.4 million and $0.6 million as of December 31, 2011 and December 31, 2010, respectively. The values of the life insurance policies are included on the accompanying Consolidated Balance Sheets in other assets.

        In 2011, the board of directors of the Company approved an employee stock purchase plan (the "Stock Purchase Plan"). Subject to certain limitations, the Stock Purchase Plan enables eligible employees to utilize after-tax payroll deductions to purchase shares of Company's common stock at the lesser of 85% of its fair market value on the first or last business day of each quarterly purchase period (six months with respect to the first purchase period in 2012). A total of 2,000,000 of the Company's treasury shares have been reserved for issuance under this plan. This plan will be submitted to the Company's stockholders for approval in 2012. No shares will be issued under the plan if it is not so approved.

NOTE 19: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

ACE

        The JLL Funds own approximately 97% of ACE, the Company's largest distributor. The JLL Funds beneficially owned more than five percent of the Company's outstanding common stock as of December 31, 2011. The Company incurred expenses from transactions with ACE of $40.5 million, $31.0 million and $23.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Although revenues generated from cardholders acquired at ACE locations represented more than one-third of the Company's revenues, the portion of those revenues earned from transactions directly with ACE were $4.8 million, $4.4 million and $2.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and December 31, 2010, $3.2 million and $2.8 million, respectively, was payable to ACE.

Sutherland

        Oak Investment Partners X, LP and Oak X Affiliates Fund LP (collectively "Oak") own in excess of 10% of Sutherland Global Services, Inc. ("Sutherland"), one of the Company's external customer service providers. Oak beneficially owned more than five percent of the Company's outstanding common stock as of December 31 2011. The Company incurred expenses from transactions with Sutherland of $8.6 million, $7.4 million and $5.9 million, for the years ended December 31, 2011, 2010 and 2009, respectively. As of both December 31, 2011 and 2010, $0.6 million was payable to Sutherland.

Vesta

        Oak owns in excess of 10% of Vesta Corporation ("Vesta"), which provides reload services to the Company's cardholders. The Company earned revenues from transactions with Vesta of $0.6 million and $0.2 million during the years ended December 31, 2011 and 2010, respectively. Additionally, the

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 19: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS (Continued)

Company incurred expenses from transactions with Vesta of $0.6 million and $0.2 million during the years ended December 31, 2011 and 2010, respectively. The Company earned no revenues and incurred no expenses from transactions with Vesta during the year ended December 31, 2009.

Birardi

        During the year ended December 31, 2011, the Company incurred expenses of $0.1 million for charges related to the use by the Company's CEO of an airplane owned by Birardi Investments, LLC ("Birardi"). During each of the years ended December 31, 2010 and 2009, the Company incurred expenses of $0.2 million for charges related to these services. Birardi is an airplane leasing company that is owned by the CEO.

Henry CJ1 LLC

        The Company incurred expenses of $0.1 million during the year ended December 31, 2011 for charges related to the use by the Company's CEO of an airplane owned by Henry CJ1, LLC ("Henry CJ1"). Henry CJ1 is an airplane leasing company that is owned by the CEO. The Company incurred no such expenses during the years ended December 31, 2010 or 2009.

NOTE 20: SELECTED QUARTERLY RESULTS OF OPERATIONS (unaudited)

        The following tables show the Company's unaudited quarterly results of operations for the years ended December 31, 2011 and 2010. Upon completion of the Company's IPO in October 2010, all shares of the Company's class B common stock were transferred to members of Skylight Holdings I, LLC, which resulted in the conversion of those shares into shares of common stock on a one-for-one basis. Although the as-if converted method for EPS has been applied for full year EPS presentation, quarterly EPS results have not been re-cast for the conversion of class B common stock to common stock.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands of dollars, except per share data)
Revenues	$80,750	$74,419	$74,324	$76,762
Direct operating costs	40,133	35,489	34,483	36,094
Other operating expenses	27,383	25,813	25,233	23,703
Settlement and other losses	—	—	324	191

Operating income	13,234	13,117	14,284	16,774
Net income	$7,779	$7,580	$8,310	$9,577
Basic net income per share
Common stock	$0.08	$0.08	$0.09	$0.11
Class B common stock	—	—	—	—
Diluted net income per share
Common stock	$0.08	$0.08	$0.09	$0.11
Class B common stock	—	—	—	—

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 20: SELECTED QUARTERLY RESULTS OF OPERATIONS (unaudited) (Continued)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
	(in thousands of dollars, except per share data)
Revenues	$69,520	67,447	$68,208	$70,212
Direct operating costs	32,713	30,304	32,364	35,402
Other operating expenses	23,911	25,204	24,518	25,396
Settlements and other losses	4,000	300	—	—

Operating income	8,896	11,639	11,326	9,414
Net income	$4,618	$6,446	$6,380	$5,288
Basic net income per share
Common stock	$0.05	$0.08	$0.07	$0.06
Class B common stock	0.05	0.08	0.07	—
Diluted net income per share
Common stock	$0.05	$0.08	$0.07	$0.06
Class B common stock	0.05	0.08	0.07	—

(1)
In addition to the Company's recurring provisions for negative cardholder account activity, during the fourth quarter of 2010, the Company recorded approximately $1.3 million of additional charges associated with chargebacks and other losses resulting from recoveries that had been incorrectly processed in periods prior to the fourth quarter of 2010. These amounts were accrued within the cardholders' reserve as of December 31, 2010 and have been reflected in the fourth quarter direct operating costs above.

NOTE 21: SUBSEQUENT EVENTS

Share Repurchase Program

        In February 2012, the Company completed its second share repurchase program (see "Note 12"). During 2012, the Company repurchased 2,050,959 shares of common stock for $17.4 million pursuant to this program.

Stock Options and Other Stock-Based Awards

        In February 2012, the Company granted 1.3 million options and issued 0.6 million shares of restricted stock to employees under the 2004 Plan. In addition, the Company issued 75,937 shares of restricted stock to members of the board of directors under the 2004 Plan. 34,915 shares of the restricted stock issued to members of the board of directors were issued in lieu of cash retainer fees. The options and restricted stock issued to employees vests in four equal installments on the four succeeding anniversaries of the grant date. The restricted stock issued to members of the board of directors vests one year from the anniversary of the grant date.

TQP Development, LLC

        TQP Development, LLC ("TQP") filed a patent infringement case against NetSpend in the U.S. District Court for the Eastern District of Texas on February 9, 2012. TQP asserts in its complaint that

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

NOTE 21: SUBSEQUENT EVENTS (Continued)

NetSpend has been infringing a patent issued in May of 1995 to Telequip Corporation based on the operation of encrypted portions of NetSpend's website. TQP is seeking a judgment that NetSpend has infringed its patent, an injunction prohibiting NetSpend from continuing to infringe its patent, damages for NetSpend's alleged prior infringing activity and attorneys' fees and costs. The Company is reviewing the invention claimed in the patent in an effort to form a view regarding its applicability to the operation of NetSpend's website and the validity of the claimed invention in light of the relevant prior art.

Financial Statement Schedule

        The following financial statement schedule is filed as a part of this report under Schedule II immediately preceding the signature page: Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2011, 2010 and 2009. All other schedules called for by Form 10-K are omitted because they are not applicable or the required information is shown in the consolidated financial statements, or notes thereto, included herein.

Schedule II

NETSPEND HOLDINGS, INC.

VALUATION AND QUALIFYING ACCOUNTS
(in thousands of dollars)

Cardholders' Reserve for the Year Ended December 31,	Balance at Beginning of Period	Additional Charges to Costs and Expenses	Deductions	Balance at End of Period
2009	$1,319	$4,930	$(4,629)	$1,620
2010	$1,620	$10,254	$(7,085)	$4,789
2011	$4,789	$14,441	$(15,338)	$3,892

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Form of Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 21, 2010 (the "September 21 S-1") and incorporated by reference herein)
3.2	Form of Amended and Restated Bylaws (filed as Exhibit 3.2 to the September 21 S-1 and incorporated by reference herein)
4.1
Specimen common stock certificate (filed as Exhibit 4.1 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 28, 2010 (the "September 28 S-1") and incorporated by reference herein)
4.2	Form of Registration Rights Agreement (filed as Exhibit 4.2 to the September 21 S-1 and incorporated by reference herein)
4.3
Certificate of the Designations, Powers, Preferences and Rights of Series A Convertible Preferred Stock of NetSpend Holdings, Inc., dated August 17, 2011 (filed as Exhibit 99.1 to NetSpend Holdings, Inc.'s Current Report on Form 8-K on August 17, 2011 (the "August 2011 8-K") and incorporated by reference herein)
10.1
Credit Agreement, dated as of September 24, 2010, by and among NetSpend Holdings, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent (filed as Exhibit10.1 to the September 28 S-1 and incorporated by reference herein)
10.2
Pledge and Security Agreement, dated as of September 24, 2010, by and among NetSpend Holdings, Inc., NetSpend Corporation, Skylight Acquisition I, Inc., Skylight Financial, Inc., NetSpend Payment Services and SunTrust Bank, as Administrative Agent (filed as Exhibit 10.2 to the September 28 S-1 and incorporated by reference herein)
10.3
Guaranty, dated as of September 24, 2010, by and among NetSpend Corporation, Skylight Acquisition I, Inc., Skylight Financial, Inc., NetSpend Payment Services, Inc. and SunTrust Bank, as Administrative Agent (filed as Exhibit 10.3 to the September 28 S-1 and incorporated by reference herein)
10.4
Amended and Restated Employment Agreement, dated as of September 20, 2010, by and among Daniel Henry, NetSpend Corporation and NetSpend Holdings, Inc. (filed as Exhibit 10.4 to the September 21 S-1 and incorporated by reference herein)
10.5
Employment Agreement, dated as of April 21, 2010, by and between George W. Gresham and NetSpend Corporation (filed as Exhibit 10.5 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010 (the "August 31 S-1") and incorporated by reference herein)
10.6
Amended and Restated Employment Agreement, dated as of June 1, 2010, by and between Tom Cregan and NetSpend Corporation (filed as Exhibit 10.6 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 17, 2010 (the "September 17 S-1") and incorporated by reference herein)
10.7	Employment Agreement, dated as of January 4, 2010, by and between James DeVoglaer and NetSpend Corporation (filed as Exhibit 10.7 to the August 31 S-1 and incorporated by reference herein)

Exhibit Number	Description of Exhibits
10.8	Amendment to Employment Agreement, dated as of April 20, 2010, by and between James DeVoglaer and NetSpend Corporation (filed as Exhibit 10.8 to the August 31 S-1 and incorporated by reference herein)
10.9
Employment Agreement, dated as of April 1, 2010, by and between Anh Vazquez (now known as Anh Hatzopoulos) and NetSpend Corporation (filed as Exhibit 10.9 to the August 31 S-1 and incorporated by reference herein)
10.10
Amended and Restated Employment Agreement, dated as of September 20, 2010, by and among Christopher T. Brown, NetSpend Corporation and NetSpend Holdings, Inc. (filed as Exhibit 10.10 to the September 21 S-1 and incorporated by reference herein)
10.11	Employment Agreement, dated as of June 1, 2010, by and between Charles Harris and NetSpend Corporation (filed as Exhibit 10.11 to the August 31 S-1 and incorporated by reference herein)
10.12	Form of Indemnification Agreement by and between NetSpend Holdings, Inc. and each of its directors (filed as Exhibit 10.12 to the September 21 S-1 and incorporated by reference herein)
10.13	Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan (filed as Exhibit 10.13 to the September 28 S-1 and incorporated by reference herein)
10.14
Office Lease, dated as of August 11, 2003, by and between Crescent Real Estate Funding VIII, L.P. and NetSpend Corporation (filed as Exhibit 10.14 to the August 31 S-1 and incorporated by reference herein)
10.15
First Amendment to Office Lease, dated as of August 2, 2005, by and between Crescent Real Estate Funding VIII, L.P. and NetSpend Corporation (filed as Exhibit 10.15 to the August 31 S-1 and incorporated by reference herein)
10.16
Second Amendment to Office Lease, dated as of September 6, 2006, by and between Crescent Real Estate Funding VIII, L.P. and NetSpend Corporation (filed as Exhibit 10.16 to the August 31 S-1 and incorporated by reference herein)
10.17
Third Amendment to Office Lease, dated as of August 1, 2007, by and between WTCC Austin Investors V, L.P. and NetSpend Corporation (filed as Exhibit 10.17 to the August 31 S-1 and incorporated by reference herein)
10.18
Fourth Amendment to Office Lease, dated as of March 13, 2009, by and between WTCC Austin Investors V, L.P. and NetSpend Corporation (filed as Exhibit 10.18 to the August 31 S-1 and incorporated by reference herein)
10.19
Fourth Amended and Restated Independent Agency Agreement, dated as of June 2, 2008, by and between ACE Cash Express, Inc. and NetSpend Corporation (filed as Exhibit 10.19 to the September 17 S-1 and incorporated by reference herein)
10.20
Second Amended and Restated Card Program Management Agreement, dated as of February 1, 2010, by and between MetaBank, dba Meta Payment Systems, and NetSpend Corporation (filed as Exhibit 10.20 to the September 17 S-1 and incorporated by reference herein)
10.21
Card Program Management Agreement, dated as of February 1, 2010, by and between MetaBank, dba Meta Payment Systems, and Skylight Financial, Inc. (filed as Exhibit 10.21 to the September 17 S-1 and incorporated by reference herein)

Exhibit Number	Description of Exhibits
10.22	Amended and Restated Stock Option Award Agreement between NetSpend Holdings, Inc. and Daniel Henry, dated March 11, 2008 (Performance-Based Vesting) (filed as Exhibit 10.22 to the September 21 S-1 and incorporated by reference herein)
10.23
Stock Option Award Agreement between NetSpend Holdings, Inc. and Daniel Henry, dated March 11, 2008 (Time-Based Vesting) (filed as Exhibit 10.23 to the August 31 S-1 and incorporated by reference herein)
10.24	Stock Option Award Agreement between NetSpend Holdings, Inc. and Charles Harris, dated July 1, 2010 (filed as Exhibit 10.24 to the August 31 S-1 and incorporated by reference herein)
10.25	Restricted Stock Agreement between NetSpend Holdings, Inc. and Charles Harris, dated July 1, 2010 (filed as Exhibit 10.25 to the August 31 S-1 and incorporated by reference herein)
10.26	Stock Option Award Agreement between NetSpend Holdings, Inc. and Christopher T. Brown, dated March 11, 2008 (filed as Exhibit 10.26 to the August 31 S-1 and incorporated by reference herein)
10.27	Prior Form of NetSpend Holdings, Inc. Restricted Stock Agreement (filed as Exhibit 10.27 to the August 31 S-1 and incorporated by reference herein)
10.28	Form of NetSpend Holdings, Inc. Stock Option Award Agreement (Time-Based Vesting) (filed as Exhibit 10.28 to the August 31 S-1 and incorporated by reference herein)
10.29	Form of NetSpend Holdings, Inc. Stock Option Award Agreement (Event-Based Vesting) (filed as Exhibit 10.29 to the August 31 S-1 and incorporated by reference herein)
10.30	Form of NetSpend Holdings, Inc. Stock Option Award Agreement (Director Awards) (filed as Exhibit 10.30 to the August 31 S-1 and incorporated by reference herein)
10.31	Form of NetSpend Holdings, Inc. Stock Option Award Agreement (Performance-Based Vesting) filed as Exhibit 10.31 to the August 31 S-1 and incorporated by reference herein)
10.32
Memorandum of Understanding, dated as of September 9, 2010, by and between ACE Cash Express, Inc. and NetSpend Corporation (filed as Exhibit 10.32 to the September 17 S-1 and incorporated by reference herein)
10.33
Fifth Amendment to Office Lease, dated as of April 18, 2011, by and between WTCC Austin Investors V, L.P. and NetSpend Corporation (filed as Exhibit 10.1 to NetSpend Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the "June 2011 10-Q") and incorporated herein by reference)
10.34
Second Amended and Restated Management Employment Agreement, dated as of June 20, 2011, by and among Christopher T. Brown, NetSpend Corporation and NetSpend Holdings, Inc. (filed as Exhibit 10.2 to the June 2011 10-Q and incorporated herein by reference)
10.35	Management Employment Agreement, dated as of June 20, 2011, by and between Steven F. Coleman and NetSpend Corporation (filed as Exhibit 10.3 to the June 2011 10-Q and incorporated herein by reference)
10.36
Share Exchange Agreement, dated August 17, 2011, by and among JLL Partners Fund IV, L.P., JLL Partners Fund V, L.P. and NetSpend Holdings, Inc. (filed as Exhibit 10.1 of the August 2011 8-K and incorporated herein by reference)

Exhibit Number	Description of Exhibits
10.37	Termination and Consulting Agreement, dated November 15, 2011, by and between NetSpend Corporation and Tom Cregan (filed as Exhibit 99.1 to NetSpend Holdings, Inc's Current Report on Form 8-K filed on November 18, 2011 and incorporated herein by reference)
10.38	NetSpend Holdings, Inc. 2012 Employee Stock Purchase Plan
10.39	NetSpend Holdings, Inc. Deferred Compensation Plan
10.40
Form of NetSpend Holdings, Inc. Restricted Stock Agreement (Employees) (filed as Exhibit 10.1 to NetSpend Holdings, Inc.'s Current Report on Form 8-K filed on February 14, 2012 and incorporated herein by reference)
10.41
Form of NetSpend Holdings, Inc. Restricted Stock Agreement (Directors) (filed as Exhibit 10.2 to NetSpend Holdings, Inc.'s Current Report on Form 8-K filed on February 14, 2012 and incorporated herein by reference)
21.1	List of subsidiaries (filed as Exhibit 21.1 to NetSpend Holdings, Inc.'s Form S-1 (Reg. No. 333-168127) on July 15, 2010, and incorporated herein by reference)
23.1	Consent of KPMG LLP
24.1	Powers of Attorney
31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from the NetSpend Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements and (vi) Schedule II—Valuation and Qualifying Accounts.

*
—Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.