Form 10-Q
period 2012-03-31
NetSpend Holdings, Inc.
filed 2012-05-08
CIK 1496623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The Registrant had 76,458,200 shares of common stock, par value $0.001 per share, outstanding as of May 2, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NetSpend Holdings, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2012 and December 31, 2011

	March 31,	December 31,
	2012	2011
	(Unaudited)
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$69,861	$72,076
Accounts receivable, net of allowance for doubtful accounts of $357 and $581 as of March 31, 2012 and December 31, 2011, respectively	8,908	7,552
Prepaid card supply	2,130	2,000
Prepaid expenses	2,500	3,326
Other current assets	1,870	2,179
Income tax receivable	278	—
Deferred tax assets	3,952	4,138
Total current assets	89,499	91,271

Property, equipment and software, net	20,993	20,631
Goodwill	128,567	128,567
Intangible assets	21,351	22,227
Long-term investment	3,150	2,497
Non-current deferred tax assets	2,233	—
Other assets	8,779	7,549
Total assets	$274,572	$272,742

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$4,633	$3,183
Accrued expenses (includes $3,996 and $3,791 of accrued related party expenses as of March 31, 2012 and December 31, 2011, respectively)	22,847	20,937
Income tax payable	—	1,733
Cardholders’ reserve	4,302	3,892
Deferred revenue	1,937	1,585
Total current liabilities	33,719	31,330

Long-term debt	58,500	58,500
Deferred tax liabilities	—	7,431
Litigation contingency	24,160	—
Other non-current liabilities	5,087	4,628
Total liabilities	121,466	101,889

Commitments and contingencies (Note 13)

Stockholders’ equity
Series A convertible preferred stock, $0.001 par value; 1,500,000 shares authorized; outstanding: 700,000 as of March 31, 2012 and December 31, 2011	1	1
Common stock, $0.001 par value; 225,000,000 shares authorized; outstanding: as of March 31, 2012 - 85,914,791 issued less 9,809,345 held in treasury and as of December 31, 2011 - 85,492,234 issued less 7,758,386 held in treasury	86	85
Treasury stock at cost	(62,147)	(44,753)
Additional paid-in capital	170,079	165,298
Accumulated other comprehensive loss	(59)	(712)
Retained earnings	45,146	50,934
Total stockholders’ equity	153,106	170,853

Total liabilities & stockholders’ equity	$274,572	$272,742

 See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(in thousands, except per share data)

Operating Revenues (includes $1,856 and $1,643 of related party revenues for the three months ended March 31, 2012 and 2011, respectively)	$91,393	$80,750

Operating Expenses
Direct operating costs (includes $15,398 and $14,097 of related party expenses for the three months ended March 31, 2012 and 2011, respectively)	47,071	40,133
Salaries, benefits and other personnel costs	14,113	14,933
Advertising, marketing and promotion costs	5,072	3,585
Other general and administrative costs (includes $77 and $42 of related party expenses for the three months ended March 31, 2012 and 2011, respectively)	5,005	5,167
Depreciation and amortization	3,781	3,698
Other losses	25,315	—
Total operating expenses	100,357	67,516

Operating income (loss)	(8,964)	13,234

Other Income (Expense)
Interest income	36	20
Interest expense	(720)	(503)
Total other expense	(684)	(483)

Income (loss) before income taxes	(9,648)	12,751

Income tax expense (benefit)	(3,860)	4,972

Net income (loss)	$(5,788)	$7,779

Net income (loss) per share of common stock:
Basic	$(0.08)	$0.08
Diluted	$(0.08)	$0.08

Shares used in the computation of earnings (loss) per share:
Basic	76,454	88,183
Diluted	76,454	93,682

See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)

Net income (loss)	$(5,788)	$7,779

Other comprehensive income
Investment securities, available-for-sale net unrealized gain	653	406
Other comprehensive income	653	406

Comprehensive income (loss)	$(5,135)	$8,185

See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2012

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
	(in thousands of dollars, except share data)

Balances at December 31, 2011	700,000	$1	85,492,234	$85	(7,758,386)	$(44,753)	$165,298	$(712)	$50,934	$170,853

Purchase of treasury stock	—	—	—	—	(2,050,959)	(17,394)	—	—	—	(17,394)
Stock-based compensation	—	—	—	—	—	—	2,990	—	—	2,990
Exercise of options for common stock	—	—	416,410	1	—	—	1,301	—	—	1,302
Vesting of restricted stock	—	—	6,147	—	—	—	—	—	—	—
Tax benefit associated with stock options	—	—	—	—	—	—	490	—	—	490
Unrealized gain on available-for-sale investment	—	—	—	—	—	—	—	653	—	653
Net loss	—	—	—	—	—	—	—	—	(5,788)	(5,788)
Balances at March 31, 2012	700,000	$1	85,914,791	$86	(9,809,345)	$(62,147)	$170,079	$(59)	$45,146	$153,106

See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	March 31,	March 31,
	2012	2011
	(in thousands of dollars)

Cash flows from operating activities
Net income (loss)	$(5,788)	$7,779
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	3,781	3,698
Amortization of debt issuance costs	81	81
Stock-based compensation	2,990	3,162
Tax benefit associated with stock options	(490)	(2)
Provision for cardholder losses	4,575	3,326
Deferred income taxes	(9,478)	(1,664)
Change in cash surrender value of life insurance policies	(101)	—
Litigation contingency	24,160	—
Changes in operating assets and liabilities
Accounts receivable	(1,356)	(621)
Income tax receivable or payable	(1,521)	2,961
Prepaid card supply	(130)	231
Prepaid expenses	826	(121)
Other current assets	309	13
Other long-term assets	(829)	(1,114)
Accounts payable and accrued expenses	3,360	(4,520)
Cardholders’ reserve	(4,165)	(2,896)
Other liabilities	811	(174)
Net cash provided by operating activities	17,035	10,139

Cash flows from investing activities
Purchases of property, equipment and software	(3,262)	(3,195)
Purchase of intangible assets	(5)	—
Premiums paid on cash surrender value life insurance policies	(381)	—
Net cash used in investing activities	(3,648)	(3,195)

Cash flows from financing activities
Dividend equivalents paid	—	(353)
Proceeds from the exercise of stock options	1,302	54
Tax benefit associated with stock options	490	2
Issuance costs of public offering	—	(95)
Principal payments on debt	—	(328)
Treasury stock purchase	(17,394)	—
Net cash used in financing activities	(15,602)	(720)
Net change in cash and cash equivalents	(2,215)	6,224

Cash and cash equivalents at beginning of period	72,076	67,501
Cash and cash equivalents at end of period	$69,861	$73,725

Supplemental disclosure of cash flow information:
Cash paid for interest	$573	$871
Cash paid for income taxes	7,153	3,634

See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1: Organization and Business

Nature of Operations — NetSpend Holdings, Inc. (the ‘‘Company’’) was formed as a Delaware corporation on February 18, 2004 in connection with the recapitalization of one of the Company’s current subsidiaries, NetSpend Corporation, which was founded in 1999. The Company operates in one reportable business segment, providing general purpose reloadable (‘‘GPR’’) prepaid debit and payroll cards and alternative financial service solutions to underbanked and other consumers in the United States. The products marketed and managed by the Company provide underbanked consumers with access to FDIC-insured depository accounts with a menu of pricing and features specifically tailored to their needs. The Company has an extensive distribution and reload network comprised of financial service centers and other retail locations throughout the United States.

The Company’s common stock trades on the NASDAQ stock market under the symbol “NTSP.”

The Company is a program manager for the FDIC-insured depository institutions that issue the card products that the Company develops, promotes and distributes. The Company has agreements with, among others, Meta Payment Systems (“MetaBank”), a division of Meta Financial Group (“MFG”), Inter National Bank (“INB”), U.S. Bank (“USB”), SunTrust Bank (“SunTrust”), Regions Bank (“Regions”), a large bank headquartered in New England and The Bancorp Bank (“Bancorp” and, collectively with MetaBank, INB, USB, SunTrust, Regions and the other bank, the ‘‘Issuing Banks’’) whereby the Issuing Banks issue MasterCard International (‘‘MasterCard’’) or Visa USA, Inc. (‘‘Visa’’) branded cards to customers. The Company’s products may be used to purchase goods and services wherever MasterCard and Visa are accepted or to withdraw cash via automatic teller machines (‘‘ATMs’’).

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of NetSpend and its subsidiaries do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). The Company’s significant accounting policies are disclosed in the notes to the audited consolidated financial statements included in the Company’s Annual Report (the “Annual Report”) on Form 10-K for the year ended December 31, 2011. The condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2011 included in the Annual Report. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal, recurring nature considered necessary to be fairly stated.

Use of Estimates —  The preparation of the Company’s financial statements requires management to make various estimates and it is reasonably possible that the circumstances underlying these estimates could change in the relatively near term. Such a change could result in a material revision to management’s estimates, which could result in a material change to the Company’s financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Annual Report. The Annual Report provides additional disclosures regarding the nature of the estimates made by management in preparing the Company’s financial statements.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Significant Concentrations — Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. A significant portion of the Company’s cash is deposited in cash and money market funds at large depository institutions and is not eligible for FDIC insurance. The Company has not experienced any losses on its deposits to date. None of the Company’s cash and cash equivalents are held in offshore accounts and the Company does not have any direct exposure to risks associated with European sovereign debt. Accounts receivable as of March 31, 2012 and December 31, 2011 are primarily receivables due from cardholders for service fees and for interchange revenues due from the card associations and network organizations (collectively, the “Networks”) related to merchant point of sale transactions.

Cardholder funds and deposits related to the Company’s products are held at FDIC insured Issuing Banks for the benefit of the cardholders. Although the Company currently has agreements with seven Issuing Banks, MetaBank holds a large majority of cardholder funds. In September 2010, the Company amended its agreement with INB and agreed to transition the cards issued by INB to another bank on or prior to July 2011, at which time INB would cease serving as one of the Company’s Issuing Banks. In May 2011, the Company further amended its agreement with INB to extend this agreement through September 30, 2011. The Company is in the process of transitioning the distributors of cards issued by INB to another Issuing Bank and is operating under the wind-down provisions of its agreement with INB.

Interchange revenue, which is recorded net of sponsorship, licensing and processing fees charged by the Networks for the services they provide in processing purchase transactions routed through them, represented approximately 24.7% and 24.4% of the Company’s revenues during the three months ended March 31, 2012 and 2011, respectively.  The amounts of these fees were previously fixed by the Networks in their sole discretion.  The enactment of the Dodd Frank Wall Street Reform and Consumer Protection Act in May 2010 and the issuance of final regulations under this Act in June 2011 has imposed limits on the interchange fees that can be paid in connection with certain prepaid programs, effective October 2011.  The Company’s programs are largely exempt from these restrictions.

During each of the three months ended March 31, 2012 and 2011, the Company derived more than one-third of its revenues from cardholders acquired through one of its third-party distributors, ACE Cash Express, Inc. (‘‘ACE’’). The Company’s current distribution agreement with ACE is effective through March 2016.

Note 2: Other Financial Data

Compensating Balances and Restricted Cash — The Company has established compensating balances at certain of its Issuing Banks as security for its obligation to reimburse the Issuing Banks for overdrawn cardholder accounts that are not repaid by the cardholder. Some of these compensating balance accounts are included in the Company’s Condensed Consolidated Balance Sheets as cash and cash equivalents because there are no legal or contractual restrictions over the deposits in these accounts.  As of March 31, 2012 and December 31, 2011, these compensating balances totaled $0.3 million and $0.2 million, respectively.

Restricted cash is cash with statutory or contractual restrictions that prevent it from being used in the Company’s operations. Restricted cash is classified in other non-current assets on the Company’s Condensed Consolidated Balance Sheets. The Company had restricted cash of $0.5 million as of March 31, 2012 and December 31, 2011, respectively.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Cardholders’ Reserve — The Company is exposed to losses due to cardholder fraud, payment defaults and other forms of cardholder activity as well as losses due to non-performance of third parties who receive cardholder funds for transmittal to the Issuing Banks. The Company establishes a reserve for the losses it estimates will arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to non-delivery of goods or services. These reserves are established based upon historical loss and recovery rates and cardholder activity for which specific losses can be identified. The cardholders’ reserve was approximately $4.3 million and $3.9 million as of March 31, 2012 and December 31, 2011, respectively. The provision for cardholder losses is included in direct operating costs in the Condensed Consolidated Statements of Operations. The Company regularly updates its reserve estimate as new facts become known and events occur that may impact the settlement or recovery of losses.

Establishing the reserve for cardholder losses is an inherently uncertain process and the actual losses experienced by the Company may vary from the current estimate.

Note 3: Recent Accounting Pronouncements

New accounting pronouncements or changes in existing accounting pronouncements may have a significant effect on the results of operations, financial condition or net worth of the Company’s business operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to the guidelines on presenting comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments are effective for the first reporting period beginning after December 15, 2011 and are to be applied retrospectively.  The Company adopted these amendments during the quarter ended March 31, 2012. The adoption of these amendments did not have a material effect on the Company’s condensed consolidated financial statements.

Note 4:  Investments

The Company has one investment that consists of 150,000 shares of the common stock of MFG, the holding company of MetaBank. The investment in MFG is an available-for-sale security and is included in the Condensed Consolidated Balance Sheets as a long-term investment.

As of March 31, 2012, the fair value of the Company’s investment in MFG was $3.2 million, which approximated its initial purchase price.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5: Property, Equipment and Software

Property, equipment and software consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(in thousands of dollars)

Computer and office equipment	$18,423	$17,563
Computer software	33,378	31,812
Furniture and fixtures	1,473	1,431
Leasehold improvements	1,787	1,639
Construction in progress	4,619	4,013
	59,680	56,458
Less: Accumulated depreciation	(38,687)	(35,827)
	$20,993	$20,631

Property, equipment and software are assessed for impairment whenever events or circumstances indicate the carrying value of an asset group may not be fully recoverable. This assessment involves a comparison between the carrying value of the asset group to the total future undiscounted cash flows associated with it. Impairment is recorded for long-lived assets in an amount equal to the excess of the carrying amount of the asset group over its estimated fair value. During the three months ended March 31, 2012, there were no events or circumstances indicating that the Company’s long-lived assets were impaired.

Depreciation expense for the three months ended March 31, 2012 and 2011 was approximately $2.9 million and $2.8 million, respectively.

Note 6: Intangible Assets

Intangible assets consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(in thousands of dollars)
Distributor and partner relationships	$26,426	$26,426
Trademarks and tradenames	10,615	10,615
Developed technology	7,261	7,261
Other	189	184
	44,491	44,486
Less: Accumulated amortization	(23,140)	(22,259)
	$21,351	$22,227

Amortization expense for each of the three months ended March 31, 2012 and 2011 was $0.9 million.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7: Accrued Expenses

Accrued expenses as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011
	(in thousands of dollars)
Commissions payable to distributors	$5,669	$5,057
Accrued wages and related personnel expenses	3,151	5,035
Other accrued expenses	14,027	10,845
	$22,847	$20,937

Note 8: Debt

As of March 31, 2012, the Company’s outstanding debt included $58.5 million of long-term borrowings under the Company’s revolving credit facility, under which SunTrust acts as administrative agent.

Outstanding balances under the Company’s current revolving credit facility are scheduled to mature in September 2015. During the three months ended March 31, 2012, the outstanding borrowings under this facility bore interest at a weighted average rate of 3.1%.

Under the Company’s credit facility, letters of credit may be issued for a period of up to one year (subject to any automatic renewal provisions), although all such letters of credit must expire at least ten business days prior to the current credit facility’s maturity date.  As of March 31, 2012, the Company had $1.2 million in letters of credit outstanding and had $13.8 million in letters of credit available for issuance.

Note 9: Fair Value of Assets and Liabilities

Fair value is defined in U.S. GAAP as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between arms-length market participants at the measurement date. When determining the fair value of its assets and liabilities, the Company considers the principal or most advantageous market in which it would transact and considers assumptions market participants would use, such as inherent risk, transfer restrictions and the risk of nonperformance.

The Company’s financial instruments include cash, cash equivalents, accounts receivable, long-term investments, accounts payable and borrowings under its revolving credit facility. As of March 31, 2012 and December 31, 2011, the fair values of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximated the carrying values of these instruments presented in the Company’s Condensed Consolidated Balance Sheets because of their short-term nature.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table is a summary of the Company’s assets measured at fair value on a recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(in thousands of dollars)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011

Assets
Long-term investment
Equity security	3,150	2,497	—	—	—	—

Fair value is estimated by applying a hierarchy that prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 — Quoted prices in active markets for identical assets or liabilities;

Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 — Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company had no transfers between Level 1, Level 2 or Level 3 assets during the three months ended March 31, 2012.

As of March 31, 2012 and December 31, 2011, the Company’s long-term investment in MFG (see “Note 4”) was recorded at its fair value based on a quoted price in an active market.

As of March 31, 2012 and December 31, 2011, the fair value of the Company’s borrowings under its revolving credit agreement were categorized as a Level 2 liability within the hierarchy and approximated their carrying value based on prevailing market rates for borrowings with similar ratings and maturities.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the amortized cost, gross unrealized gains and losses and fair value for the Company’s investment security:

	March 31, 2012				December 31, 2011
	Amortized	Gross Unrealized			Amortized	Gross Unrealized
(in thousands of dollars)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Available-for-sale security
Equity security	3,209	—	(59)	3,150	3,209	—	(712)	2,497

Note 10: Stockholders’ Equity

Treasury stock is accounted for under the cost method and is included as a component of stockholders’ equity.  In November 2011, the Company’s board of directors approved a $25 million share repurchase program that was completed in February 2012.  During the three months ended March 31, 2012, the Company repurchased 2,050,959 shares of common stock for $17.4 million pursuant to this program.

Certain of the stock options issued to the Company’s Chief Executive Officer (the “CEO”) prior to the Company’s initial public offering (“IPO”) in October 2010 contain rights to dividend equivalents.  The dividend equivalents relate to dividends paid by the Company in 2008 and are paid when the underlying options vest.  The Company paid $0.4 million in dividend equivalents during the three months ended March 31, 2011. The Company did not pay any dividend equivalents during the three months ended March 31, 2012.

Note 11: Share Based Payment

During the three months ended March 31, 2012, the Company granted 1.3 million options with a fair value of $6.2 million and issued 0.6 million shares of restricted stock with a fair value of $5.5 million to officers and employees under the Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan (the “2004 Plan”). In addition, the Company issued less than 0.1 million shares of restricted stock with a fair value of $0.5 million to members of its board of directors under the 2004 Plan, some of which were issued in lieu of cash retainer fees.  The options and shares of restricted stock issued to employees generally vest in four equal installments on the four succeeding anniversaries of the grant date. The restricted stock issued to members of the board of directors vests one year from the grant date. Compensation expense associated with these equity awards is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.

The following table summarizes the assumptions used to value options issued during the three months ended March 31, 2012:

Expected volatility	55.7% - 56.1%
Expected dividend yield	—
Expected term	6.3 - 7.1 years
Risk free rate	1.9% - 2.1%
Weighted-average fair value of options at grant date	$4.64

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 12: Earnings Per Share

Basic earnings (loss) per common share is calculated by dividing net income (loss)  available to common stockholders by the number of weighted average common shares issued and outstanding for the period.  The Company calculates basic and diluted earnings (loss) per share using the treasury stock method, the if-converted method and the two-class method, as applicable.

Certain of the CEO’s stock options contain rights to dividend equivalents.  These options and the outstanding shares of the Company’s series A convertible preferred stock are considered participating securities.  In calculating basic earnings per share using the two-class method, earnings available to participating securities are excluded from net income available to common shareholders.

Diluted earnings (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares issued and outstanding for the period, plus amounts representing the dilutive effect of stock options, restricted stock and the conversion of convertible preferred stock, as applicable. The Company calculates dilutive potential common shares using the treasury stock method. This method assumes that the Company will use the proceeds from the exercise of stock options to repurchase shares of common stock to hold in its treasury stock reserves.

The computation of diluted net loss per share for the three months ended March 31, 2012 excludes the impact of 12.3 million options outstanding to purchase shares of common stock,  0.9 million shares of restricted stock, and 0.7 million shares of series A convertible preferred stock because of the Company’s net loss available to common stockholders.

During the three months ended March 31, 2011, the potential dilutive effect of 1.3 million stock options were excluded from the computation of diluted weighted average shares outstanding because they were anti-dilutive.  These excluded options could potentially dilute earnings per share in the future.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following is a reconciliation of the numerator (net income (loss)) and the denominator (weighted average number of common shares) used in the calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	Common Stock	Common Stock
	(in thousands, except per share data)
Basic earnings (loss) per common share:
Net income (loss)	$(5,788)	$7,779
Less: Earnings distributed to participating securities	—	(353)
Less: Undistributed earnings allocated to participating securities	—	(126)
Undistributed earnings available to common stockholders	$(5,788)	$7,300
Weighted-average common shares outstanding used in basic calculation	76,454	88,183
Basic earnings (loss) per common share	$(0.08)	$0.08

Diluted earnings (loss) per common share:
Undistributed earnings available to common stockholders	$(5,788)	$7,300
Add: Earnings distributed to participating securities	—	353
Add: Undistributed earnings allocated to participating securities	—	126
Net income (loss)	$(5,788)	$7,779

Weighted-average common shares outstanding used in basic calculation	76,454	88,183
Weighted-average effect of dilutive securities:
Options	—	5,135
Restricted stock	—	364
Weighted-average common shares outstanding used in diluted calculation	76,454	93,682
Diluted earnings (loss) per common share	$(0.08)	$0.08

Note 13: Commitments and Contingencies

Operating Leases

The Company has commitments under operating lease agreements, principally for office space, that extend through May 31, 2017. During the three months ended March 31, 2012, there were no material changes to the Company’s future minimum commitments under its operating leases. Rent expense was $0.4 million for each of the three months ended March 31, 2012 and 2011.

Service Agreements

The Company has agreements with various third-party vendors and the members of the Company’s distribution network to provide card issuance services, network transaction services, internet data center services, advertising and other consulting services. The Company generally makes payments under these agreements on a monthly basis.  The remaining term of these agreements ranges from one to four years. During the three months ended March 31, 2012, there were no material changes to the Company’s future minimum commitments under its service agreements.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Guarantees

A significant portion of the Company’s business is conducted through retail distributors that provide load and reload services to cardholders at their locations. Members of the Company’s distribution and reload network collect cardholder funds and remit them by electronic transfer to the Issuing Banks for deposit in the cardholder accounts. The Company’s Issuing Banks typically receive cardholders’ funds no earlier than three business days after they are collected by the retailer. If any retailer fails to remit cardholders’ funds to the Company’s Issuing Banks, the Company typically reimburses the Issuing Banks for the shortfall created thereby. The Company manages the risk associated with this process through a formalized set of credit standards, volume limits and deposit requirements for certain retailers and by typically maintaining the right to offset any settlement shortfall against the commissions payable to the relevant retailer. To date, the Company has not experienced any significant losses associated with settlement failures and the Company had not recorded a settlement guarantee liability as of March 31, 2012 or December 31, 2011. As of March 31, 2012 and December 31, 2011, the Company’s estimated gross settlement exposure was $17.7 million and $17.1 million, respectively.

Cardholders can incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although the Company generally declines authorization attempts for amounts that exceed the available balance in a cardholder’s account, the application of the rules and regulations of the Networks, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees can, among other things, result in overdrawn card accounts. The Company also provides, as a courtesy and in its discretion, certain cardholders with a “cushion” that allows them to overdraw their card accounts by up to $10. In addition, eligible cardholders may enroll in the Issuing Banks’ overdraft protection programs and fund transactions that exceed the available balance in their accounts. The Company generally provides the funds used as part of this overdraft program (MetaBank will advance the first $1.0 million on behalf of its cardholders) and is responsible to the Issuing Banks for any losses associated with any overdrawn account balances. As of March 31, 2012 and December 31, 2011, cardholders’ overdrawn account balances totaled $9.1 million and $9.0 million, respectively. As of March 31, 2012 and December 31, 2011, the Company’s reserves for the losses it estimates will arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to non-delivery of goods or services were $4.3 million and $3.9 million, respectively.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Alexsam Litigation

On October 24, 2007, Alexsam, Inc. filed suit against the Company’s subsidiary NetSpend Corporation (“NetSpend”) in the District Court of Travis County, Texas, 419th Judicial District, asserting breach of a license agreement entered into between NetSpend and Alexsam in 2004 and seeking monetary damages, attorneys’ fees, costs and interest.  The license agreement was entered into by the parties following Alexsam’s assertion and subsequent dismissal without prejudice of a claim of patent infringement filed by Alexsam against NetSpend in 2003. The Company asserted counterclaims against Alexsam for breach of contract. In April 2010, the Company filed a motion for summary judgment, and following a hearing, the court denied the motion without substantive comment. In October 2010, Alexsam filed an amended petition, which added a claim by Alexsam that NetSpend fraudulently induced Alexsam to give up its prior patent infringement claims against NetSpend and enter into the license agreement.  In November 2010, the Company removed the case to the United States District Court for the Western District of Texas.  In January 2011, the federal court remanded the case back to the Travis County District Court for the 419th Judicial District for further proceedings.  In February 2011, the Company filed a motion for partial summary judgment on Alexsam’s fraudulent inducement claim.  Following a hearing, the court denied the motion.

On April 26, 2012, the Court granted Alexsam’s motion for a directed verdict on the question of whether the contract terminated by its own terms in March 2005. Such a termination would have resulted in royalties ceasing to accrue after the termination date. The trial concluded on April 27, 2012 and the jury found that NetSpend had breached its license agreement with Alexsam and awarded Alexsam $18 million in royalties for the period from March 2004 through December 31, 2011. This amount does not include prejudgment interest or attorneys’ fees, which the Company estimates could approximate an aggregate of $6 million. It is at least reasonably possible that a change in these estimates could occur in the near term. The jury found against Alexsam on its claim of fraudulent inducement. NetSpend plans to argue to the trial court that the amount of the jury’s verdict should be reduced through the application of a most favored nation pricing provision contained in the license and to appeal the jury’s verdict, and the judge’s ruling on Alexsam’s motion for a directed verdict regarding the contract termination question, after the judgment of the trial court is entered. The appellate process is expected to take eighteen to twenty-four months.  As a result, the Company has recorded this litigation contingency as a non-current liability within its Condensed Consolidated Balance Sheet as of March 31, 2012.

Integrated Technological Systems, Inc.

Integrated Technological Systems, Inc. (“ITS”) filed a patent infringement case against NetSpend in the U.S. District Court for the District of Nevada in October 2011 and filed its first amended complaint in March 2012.  ITS asserts in its complaint that NetSpend has been infringing two patents issued to ITS as a result of providing services that utilize the system described in the patent to transfer funds from NetSpend Reload Packs to NetSpend GPR cards and to transfer funds between NetSpend GPR cards.  ITS is seeking: a declaration that NetSpend has infringed its patents; an injunction prohibiting NetSpend from continuing the alleged infringement; damages for NetSpend’s prior alleged infringing activity; and attorneys’ fees and costs. Netspend filed an answer denying all of the substantive allegations of the original complaint in November 2011 and filed its answer denying all of the substantive allegations in the amended complaint in April 2012. The Company plans to vigorously contest ITS’s claims and to vigorously pursue its own claims. This case is currently in discovery. The Company has not established reserves or ranges of possible loss related to these proceedings as, at this time, it has not been determined that a loss is probable and the amount of any possible loss is not reasonably estimable.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Baker

Frederick J. Baker (“Baker”) filed a purported consumer class action case against NetSpend, as well as one of its Issuing Banks and card associations (collectively, the “Defendants”), in the U.S District Court (the “Court”) for the District of New Jersey in November 2008 seeking damages and unspecified equitable relief.  In May 2009 Baker filed an amended complaint alleging that the Defendants violated the New Jersey Consumer Fraud Act (CFA), the New Jersey Truth-in-Consumer Contract, Warranty, and Notice Act (TCCWNA) and claiming unjust enrichment in connection with the Defendants’ alleged marketing, advertising, sale and post-sale handling of NetSpend’s gift card product in the State of New Jersey. In March 2011, the court heard oral arguments on Defendants’ motion to dismiss Baker’s amended complaint. In January 2012, the court granted Defendants’ motion in part and dismissed all claims except for the cause of action based on the alleged violation of the CFA. The Company filed its answer and affirmative defenses in February 2012.  NetSpend has reached an agreement in principle with the attorneys representing the purported plaintiffs in this case to contribute approximately $0.1 million to a fund that would be used to reimburse the consumers who may have been inadvertently overcharged. This agreement is subject to approval by the Court. No agreement has been reached regarding the fees payable to the attorneys representing the plaintiffs.

TQP Development, LLC

TQP Development, LLC (“TQP”) filed a patent infringement case against NetSpend in the U.S. District Court for the Eastern District of Texas in February 2012. TQP asserts in its complaint that NetSpend has been infringing a patent issued in May of 1995 to Telequip Corporation based on the operation of encrypted portions of NetSpend’s website. TQP is seeking: a judgment that NetSpend has infringed its patent; an injunction prohibiting NetSpend from continuing to infringe its patent; damages for NetSpend’s alleged prior infringing activity; and attorneys’ fees and costs. The Company is reviewing the invention claimed in the patent in an effort to form a view regarding its applicability to the operation of NetSpend’s website and the validity of the claimed invention in light of the relevant prior art. NetSpend’s answer to TQP’s complaint is due May 25, 2012. The Company has not established reserves or ranges of possible loss related to these proceedings as, at this time, it has not been determined that a loss is probable and the amount of any possible loss is not reasonably estimable.

Other

In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. Management believes that the outcomes of such actions or proceedings will not have a material effect on the Company’s financial position, results of operations, cash flows or liquidity.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 14: Employee Benefit Plans

The Company has established a defined contribution retirement plan under section 401(k) of the Internal Revenue Code (the “401(k) Plan”). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation, not to exceed a federally specified maximum ($17,000 for 2012, plus $5,500 for employees age 50 or older), on a pre-tax basis. The Company contributes to the program by matching funds based on a percentage of the employee’s contribution.  The Company matches 100% of the first 3% of wages contributed by an employee and 50% of the next 2% of wages contributed by that employee.  The Company is also permitted to make a profit-sharing contribution to the 401(k) Plan, as determined annually at the discretion of the board of directors. For each of the three months ended March 31, 2012 and 2011, the Company’s match under the 401(k) Plan was approximately $0.3 million. No profit-sharing contributions were made during the three months ended March 31, 2012 or March 31, 2011.

The Company has a deferred compensation plan (the “Deferral Plan”) for the benefit of certain of its eligible employees. Participating employees may defer a certain percentage of their base salary and annual bonus.  These percentages are determined on an annual basis by the Company’s compensation committee.  For the current Deferral Plan year, participating employees may defer up to 80% of their salary and 100% of their annual bonus. Amounts deferred by a participant are credited with earnings and investment gains and losses by assuming that the deferral was invested in one or more investment options selected by the participants from a family of mutual funds chosen by the Company. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of the participating employees. The amount of any Company contributions is discretionary and subject to change. The Company did not make any contributions to the Deferral Plan during the three months ended March 31, 2012 and 2011. Each employee’s deferrals, together with any earnings thereon, are accrued as part of the unsecured, other non-current liabilities of the Company. The deferred compensation liability was $1.9 million and $1.4 million as of March 31, 2012 and December 31, 2011, respectively.

To offset this liability, the Company has purchased life insurance policies on some of the plan participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash to help fund the Company’s obligations under the Deferral Plan. The Company intends to hold the life insurance policies until the death of the plan participants. The net cash surrender value of these life insurance policies was $1.9 million and $1.4 million as of March 31, 2012 and December 31, 2011, respectively. The values of the life insurance policies are included on the accompanying Condensed Consolidated Balance Sheets in other assets.

In 2011, the board of directors of the Company approved an employee stock purchase plan (the “Stock Purchase Plan”). Subject to certain limitations, the Stock Purchase Plan enables eligible employees to utilize after-tax payroll deductions to purchase shares of Company’s common stock at the lesser of 85% of its fair market value on the first or last business day of each quarterly purchase period (six months with respect to the first purchase period in 2012). A total of 2,000,000 of the Company’s treasury shares have been reserved for issuance under this plan. This plan was approved by the Company’s stockholders at their 2012 annual meeting and the first purchase period will conclude on June 30, 2012. For the three months ended March 31, 2012, the Company’s recognized expense of approximately $0.1 million associated with the Stock Purchase Plan.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 15: Related Party Transactions

ACE

The JLL Funds own approximately 97% of ACE, the Company’s largest distributor. The JLL Funds beneficially owned more than five percent of the Company’s outstanding common stock as of March 31, 2012. The Company incurred expenses from transactions with ACE of $13.5 million and $11.4 million for the three months ended March 31, 2012 and 2011, respectively. Although revenues generated from cardholders acquired at ACE locations represented more than one-third of the Company’s revenues during each of the three months ended March 31, 2012 and 2011, the portion of those revenues earned from transactions directly with ACE were $1.7 million and $1.5 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, $3.5 million and $3.2 million, respectively, was payable to ACE.

Sutherland

Oak Investment Partners X, LP and Oak X Affiliates Fund, LP (collectively “Oak”) own in excess of 10% of Sutherland Global Services, Inc. (“Sutherland”), one of the Company’s external customer service providers. Oak beneficially owned more than five percent of the Company’s outstanding common stock as of March 31, 2012. The Company incurred expenses from transactions with Sutherland of $1.8 million and $2.5 million during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, $0.5 million and $0.6 million, respectively, was payable to Sutherland.

Vesta

Oak owns in excess of 10% of Vesta Corporation (“Vesta”), which provides reload services to the Company’s cardholders. The Company earned revenues from transactions with Vesta of $0.1 million and $0.2 million during the three months ended March 31, 2012 and 2011, respectively. Additionally, the Company incurred expenses from transactions with Vesta of $0.1 million and $0.2 million during the three months ended March 31, 2012 and 2011, respectively.

Birardi Investments, LLC; Henry CJ1, LLC

Pursuant to his employment agreement, the Company reimburses its CEO for up to $0.5 million of expenses per year related to the use of private aircraft while traveling on Company business. Birardi (“Birardi”) Investments, LLC and Henry CJ1, LLC (“Henry CJ1”), airplane leasing companies owned by the CEO, supply aircraft that is used for this travel. Birardi and Henry CJ1 were each paid less than $0.1 million during the three months ended March 31, 2012. Birardi and Henry CJ1 are airplane leasing companies that are owned by the CEO of the Company. Less than $0.1 million was paid to Birardi during the three months ended March 31, 2011. No amounts were paid to Henry CJ1 during the three months ended March 31, 2011. The total amount of aircraft-related expenses for which the CEO was reimbursed was $0.1 million during each of the three months ended March 31, 2012 and 2011.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 16: Subsequent Events

Annual Meeting of Stockholders

The company held its annual stockholder meeting on April 27, 2012. At the meeting, the stockholders elected three class II directors to serve for three year terms, approved the Company’s Stock Purchase Plan and ratified the audit committee’s selection of KPMG, LLP as the Company’s independent registered public accounting firm for 2012.

MiCash, Inc.

MiCash, Inc. (“MiCash”) filed a patent infringement case against NetSpend in the U.S. District Court for the Eastern District of Texas in April 2012. MiCash asserts in its complaint that NetSpend has been infringing a patent (United States Patent No. 7,258,274) issued in August of 2007 to MiCash because NetSpend has, among other things, allegedly used, sold or offered to sell prepaid card services which permit and authorize transfers of funds between prepaid debit cards. MiCash is seeking: a judgment that NetSpend has infringed its patent; an injunction prohibiting NetSpend from continuing to infringe its patent; damages for NetSpend’s alleged prior infringing activity; attorneys’ fees and costs; and if NetSpend’s infringement of the patent at issue is determined to be willful, enhanced damages. The Company is reviewing the invention claimed in the patent in an effort to form a view regarding its applicability to its products and the validity of the claimed invention in light of the relevant prior art. NetSpend’s answer to MiCash’s complaint is due May 18, 2012. The Company has not established reserves or ranges of possible loss related to these proceedings as, at this time, it has not been determined that a loss is probable and the amount of any possible loss is not reasonably estimable.

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

•                  increasing competition in the prepaid debit card industry;

•                  exposure to cardholder fraud and other losses;

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

•                  our reliance on outsourced customer service providers; and

•                  our ability to protect our intellectual property rights and defend against claims of patent infringement.

These and other factors are more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2011. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans, objectives or projected financial results referred to in any of the forward-looking statements. Except as required by law, we do not intend to update any of these forward-looking statements to reflect future events or circumstances.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to audited consolidated financial statements  included in our Annual Report on Form 10-K for the year ended December 31, 2011. In this Quarterly Report, unless otherwise specified, “NetSpend,” “we,” “us,” and “our” refer to NetSpend Holdings, Inc. and its consolidated subsidiaries.

Overview

NetSpend is a leading program manager for FDIC-insured depository institutions that issue general-purpose reloadable prepaid debit cards, or GPR cards, and provide related alternative financial services to underbanked consumers in the United States. The programs managed by the Company empower underbanked consumers by providing them with innovative and affordable financial products and services tailored to meet their particular financial services needs and preferences in a manner that traditional banking institutions have historically not met. In addition, the products and services we manage provide our retail distributors an opportunity to enhance their customer relationships and generate incremental, ongoing revenue streams.

Our cardholders may use their GPR cards to make purchase transactions at any merchant that participates in the MasterCard, Visa or PULSE networks and to withdraw funds from participating ATMs. MetaBank holds the majority of our cardholder funds. In January 2010, we acquired approximately 4.9% of the outstanding equity interests in Meta Financial Group, Inc. (“MFG”), MetaBank’s holding company.

Our principal operating company, predecessor and current subsidiary, NetSpend Corporation (“NetSpend”), was incorporated in Texas in 1999. In May 2004, Oak Investment Partners acquired a controlling equity interest in NetSpend through a recapitalization transaction pursuant to which we, as a newly-formed holding company incorporated in Delaware acquired all of the capital stock of NetSpend. In 2008, we acquired Skylight Financial, Inc. (“Skylight”), a payroll card provider, in a stock-for-stock merger. Entities affiliated with one of our significant shareholders, the JLL Funds, were previously the majority owners of Skylight.

We have built an extensive and diverse distribution and reload network in the United States to support the marketing and ongoing use of the GPR cards we manage. We market cards through multiple channels, including retail distributors, direct mail and online marketing programs and to corporate employers as an alternative method of wage payment for their employees. Beginning in 2008, we decided to focus primarily on GPR cards and we ceased marketing gift cards entirely in August 2010.

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

We are pursuing a bank diversification strategy pursuant to which we intend to distribute our card issuing activities across at least three issuing banks, in addition to the banks that issue our payroll cards. We are focused on doing so in a manner that balances our diversification strategy with the protection of existing cardholder and direct deposit relationships and other operational considerations. In furtherance of this strategy we entered into an agreement with The Bancorp Bank (“Bancorp”) in January 2011 pursuant to which Bancorp serves as an Issuing Bank for some of our new and existing card programs, including the cards we distribute through traditional retailers. Bancorp began issuing our cards in a pilot program in April 2011 and began issuing cards as part of a commercial roll-out in October 2011. We are also continuing our discussions with other prospective issuing banks.

In May 2011, we amended our agreement with Inter National Bank (“INB”) to extend the date by which we agreed to transition the GPR cards issued by INB to another bank from July 2011 to September 2011. We are in the process of transitioning the distributors of cards issued by INB to another Issuing Bank and we are currently operating under the wind-down provisions of our agreement with INB.

U.S. Bank (“USB”) and SunTrust Bank (“SunTrust”) act as issuers of our payroll cards. We were actively seeking to transfer the USB portfolio to another Issuing Bank, although this institution has now indicated that it is currently unable to complete this transition. We are exploring whether another issuing bank can be retained to service this portfolio or whether it will remain with USB. Our current contract with SunTrust automatically renewed for one year at the end of 2011, although SunTrust maintains that it has a continuing right to terminate its contract with us. We are actively seeking to sign agreements with additional banks to act as issuers of payroll cards. As a result of these efforts, we signed agreements with Regions Bank and a large bank based in New England pursuant to which we will act as the program manager for the payroll cards to be issued by them.

Recent Developments

Share Repurchase Program

On November 23, 2011, we announced a $25 million share repurchase program. The share repurchases were being made through open market purchases pursuant to a 10b5-1 plan. The repurchase program commenced November 30, 2011 and was completed in February 2012. We intend to hold the repurchased shares in treasury for general corporate purposes. During the three months ended March 31, 2012, we repurchased 2,050,959 shares of common stock for $17.4 million pursuant to this program. We repurchased a total of 3,094,710 shares at an average price of $8.08 per share pursuant to this program. The average price paid per share is calculated on a trade date basis and excludes commissions.

Key Business Metrics

As a leading provider of GPR cards and related alternative financial services to underbanked consumers, we evaluate a number of business metrics to monitor our performance and manage our business. We believe the following metrics are the primary indicators of our performance.

 Number of Active Cards — represents the total number of GPR cards that have had a PIN or signature-based purchase transaction, a load transaction at a retailer location or an ATM withdrawal within three months of the date of determination. We had approximately 2,350,000 and 2,250,000 active cards as of March 31, 2012 and 2011, respectively.

Number of Active Cards with Direct Deposit — represents the number of active cards that have had a direct deposit load within the three months of the date of determination.  We had 1,025,000 and 834,000 direct deposit active cards as of March 31, 2012 and 2011, respectively. Our strategy is to focus on increasing the number of cards that receive direct deposits because cardholders who use direct deposit generate more revenue for us than those who do not.  Additionally, consumers who receive direct deposits tend to remain in our programs longer than non-direct deposit cardholders.

Percentage of Active Cards with Direct Deposit — represents the percentage of active GPR cards that have had a direct deposit load within three months of the date of determination. The percentage of our active cards that were direct deposit active cards as of March 31, 2012 and 2011 was approximately 44% and 37%, respectively.

Gross Dollar Volume (“GDV”) — represents the total dollar volume of debit transactions and cash withdrawals made using the GPR cards we manage. Our gross dollar volume was $3.8 billion and $3.2 billion for the three months ended March 31, 2012 and 2011, respectively. Approximately 82.2% and 75.2% of the gross dollar volume for the three months ended March 31, 2012 and 2011, respectively, was made using active cards with direct deposit.

Operating Revenues

Our operating revenues primarily consist of a portion of the service fees and interchange revenues received by our Issuing Banks in connection with the programs we manage.

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

•                  Customer Service and Maintenance — Cardholders are typically charged fees for balance inquiries made through our call centers. Cardholders are also charged a monthly maintenance fee after a specified period of inactivity.

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

Revenue resulting from the service fees charged to our cardholders described above is recognized when the fees are charged because the earnings process is substantially complete, except for revenue resulting from the initial activation of our cards and annual subscription fees. Revenue resulting from the initial activation of our cards is recognized ratably, net of commissions paid to our distributors, over the average account life, which is approximately one year for our GPR cards. Revenue resulting from annual subscription fees is recognized ratably over the annual period to which the fees relate.

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

We earn revenues from a portion of the interchange fees remitted by merchants when cardholders make purchases using their prepaid debit cards. Subject to applicable law, interchange fees are fixed by the card associations and network organizations (the “Networks”). Interchange revenues are recognized net of sponsorship, licensing and processing fees charged by the Networks for services they provide in processing transactions routed through them. Interchange revenue is recognized during the period that the purchase transactions occur. Also included in interchange revenue are fees earned from branding agreements with the Networks.

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

Advertising, Marketing and Promotion Costs — Advertising, marketing and promotion costs primarily consist of the costs of our marketing programs to potential cardholders including direct mailings, internet and television advertising, promotional events run in conjunction with our distributors, conferences, trade shows and the creation of marketing collateral and other materials.

Other General and Administrative Costs — Other general and administrative costs primarily consist of costs for legal, accounting, information technology, travel, facility and other corporate expenses.

Depreciation and Amortization — Depreciation and amortization consists of depreciation of our long-lived assets and amortization of finite-lived intangibles.

Other losses — Other losses consist of legal contingencies and other infrequent losses.

Other Income (Expense)

Other income (expense) primarily consists of interest income and interest expense. Interest income represents interest we receive on our cash and cash equivalents. Interest expense is associated with our long-term debt and capital leases.

Income Tax Expense (Benefit)

Income tax expense (benefit) primarily consists of corporate income taxes on our profits (losses).

Condensed Consolidated Statements of Operations Data (unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(in thousands of dollars)

Operating Revenues	$91,393	$80,750

Operating Expenses
Direct operating costs	47,071	40,133
Salaries, benefits and other personnel expenses	14,113	14,933
Advertising, marketing and promotion costs	5,072	3,585
Other general and administrative costs	5,005	5,167
Depreciation and amortization	3,781	3,698
Other losses	25,315	—
Total operating expenses	100,357	67,516

Operating income (loss)	(8,964)	13,234

Other Income (Expense)
Interest income	36	20
Interest expense	(720)	(503)
Total other expense	(684)	(483)

Income (loss) before income taxes	(9,648)	12,751

Income tax expense (benefit)	(3,860)	4,972

Net income (loss)	$(5,788)	$7,779

Consolidated Statements of Operations Data as a Percentage of Total Revenues (unaudited)

	Three Months Ended
	March 31,
	2012	2011

Operating Revenues	100.0%	100.0%

Operating Expenses
Direct operating costs	51.5	49.7
Salaries, benefits and other personnel expenses	15.4	18.5
Advertising, marketing and promotion costs	5.6	4.4
Other general and administrative costs	5.5	6.4
Depreciation and amortization	4.1	4.6
Other losses	27.7	—
Total operating expenses	109.8	83.6

Operating income (loss)	(9.8)	16.4

Other Income (Expense)
Interest income	0.1	—
Interest expense	(0.8)	(0.6)
Total other expense	(0.7)	(0.6)

Income (loss) before income taxes	(10.5)	15.8

Income tax expense (benefit)	(4.2)	6.2

Net income (loss)	(6.3)%	9.6%

Comparison of Three Months Ended March 31, 2012 and 2011 (unaudited)

Operating Revenues

Operating Revenues — Our operating revenues totaled $91.4 million for the three months ended March 31, 2012, an increase of $10.6 million, or 13.1%, from the $80.8 million seen in the comparable period in 2011. Service fees represented approximately 75.3% of our revenue for the three months ended March 31, 2012 with the balance of our revenue consisting of interchange fees. Service fee revenue increased $7.8 million, or 12.8%, from $61.0 million in the three months ended March 31, 2011 to $68.8 million in the comparable period in 2012. This increase in service fee revenue was substantially driven by the increase in direct deposit accounts (cardholders with direct deposit generally initiate more transactions and generate more revenues for us than those that do not take advantage of this feature) and, to a lesser extent, an expansion of product features across our direct deposit customer base.

Interchange revenue represented approximately 24.7% of our operating revenues for the three months ended March 31, 2012 and 24.5% for the comparable period in 2011. Interchange revenue increased $2.8 million, or 14.1%, from $19.8 million in the three months ended March 31, 2011 to $22.6 million in the comparable period in 2012. This increase was primarily the result of an 18.8% increase in our gross dollar volume, offset in part by a shift toward proportionally greater PIN-based transactions (which provide a lower level of interchange fees) and ATM usage (which does not generate interchange revenue) as our percentage of active cards with direct deposit has increased.  Direct deposit cardholders tend to use ATM withdrawals more than non-direct deposit cardholders.

Operating Expenses

The following table presents the breakdown of our operating expenses among direct operating costs, personnel costs, advertising and marketing costs, other general and administrative costs, depreciation and amortization and other components of operating expenses:

	Three Months Ended March 31,
	2012		2011
	Amount	Percentage of Total Operating Revenues	Amount	Percentage of Total Operating Revenues	Change
	(in thousands of dollars)

Direct operating costs	$47,071	51.5%	$40,133	49.7%	$6,938
Salaries, benefits and other personnel costs	14,113	15.4	14,933	18.5	(820)
Advertising, marketing and promotion costs	5,072	5.6	3,585	4.4	1,487
Other general and administrative costs	5,005	5.5	5,167	6.4	(162)
Depreciation and amortization	3,781	4.1	3,698	4.6	83
Other losses	25,315	27.7	—	—	25,315
Total operating expenses	$100,357	109.8%	$67,516	83.6%	$32,841

Direct Operating Costs — Our direct operating costs were $47.1 million in the three months ended March 31, 2012, an increase of $6.9 million, or 17.3%, from the comparable period in 2011.  As a percentage of revenues, our direct operating costs increased from 49.7% of revenues in the first quarter of 2011 to 51.5% in the first quarter of 2012.  This increase was primarily the result of the costs associated with mailing annual disclosure notifications to most of our cardholder base during the three months ended March 31, 2012 as well as an increase in investment in direct-to-consumer acquisition activities. In addition, ATM network fees increased as a percentage of revenue because of the increase in the percentage of active cards with direct deposit.  Direct deposit cardholders tend to use ATM withdrawals more than non-direct deposit cardholders.

Salaries, Benefits and Other Personnel Costs — Our salaries, benefits and other personnel costs were $14.1 million in the three months ended March 31, 2012, a decrease of $0.8 million, or 5.5%, from the comparable period in 2011. As a percentage of revenues, our salaries, benefits and other personnel costs decreased from 18.5% of revenues in the first quarter of 2011 to 15.4% in the first quarter of 2012. This decrease was primarily the result of lower compensation expense from a lower non-customer service employee base and, to a lesser extent, an increase in capitalized personnel costs (which has the effect of reducing salaries, benefits and other personnel costs) for internally developed software associated with our processing platforms.

Advertising, Marketing and Promotion Costs — Our advertising, marketing and promotion costs were $5.1 million in the three months ended March 31, 2012, an increase of $1.5 million, or 41.5%, from the comparable period in 2011. As a percentage of revenues, our advertising, marketing and promotion costs increased from 4.4% of revenues in the first quarter of 2011 to 5.6% in the first quarter of 2012.  This increase was due to an increase in our investment in direct-to-consumer marketing such as internet, television, radio and direct mail advertising.  We expect to see increased investment in our advertising costs in future periods.

Other General and Administrative Costs — Our other general and administrative costs were $5.0 million in the three months ended March 31, 2012 which was relatively consistent with the comparable period in 2011.

Depreciation and Amortization — Our depreciation and amortization costs were $3.8 million in the three months ended March 31, 2012 which was relatively consistent with the comparable period in 2011.

Other Losses — Other losses of $25.3 million in the three months ended March 31, 2012 primarily related to accruals for legal contingencies.  There were no similar losses recorded in the three months ended March 31, 2011.

Other Income (Expense)

Other expenses were $0.7 million during the three months ended March 31, 2012, an increase of $0.2 million, or 41.6% from the comparable period in 2011. This increase was primarily caused by a higher weighted average interest rate during the three months ended March 31, 2012 compared to the comparable period in 2011 as well as higher letter of credit fees under our debt facility caused by a greater amount of letters of credit outstanding during the three months ended March 31, 2012 than was the case during the comparable period in 2011.

Income Tax Expense

The following table presents the breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended
	March 31,
	2012	2011

U.S. federal income tax	35.0%	35.0%
State income taxes, net of federal benefit	2.3	2.8
Permanent items	0.2	—
Other	2.5	1.2
Income tax expense	40.0%	39.0%

Our total income tax benefit was $3.9 million during the three months ended March 31, 2012, compared to income tax expense of $5.0 million for the comparable period in 2011.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from our operating activities and access to borrowings under our revolving credit facility. We believe our current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of our business for at least the next twelve months.

Comparison of Three Months Ended March 31, 2012 and 2011 (unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands of dollars)

Net cash provided by operating activities	$17,035	$10,139
Net cash used in investing activities	(3,648)	(3,195)
Net cash used in financing activities	(15,602)	(720)
Net change in cash and cash equivalents	$(2,215)	$6,224

Cash Flows from Operating Activities

During the three months ended March 31, 2012, our operating activities provided $17.0 million of cash from $25.5 million of non-cash adjustments to net loss, offset by a $5.8 million net loss and $2.7 million in cash used by changes in operating assets and liabilities. The $25.5 million adjustment to net loss for non-cash items primarily relates to a $24.2 million non-current litigation contingency, $3.8 million of depreciation and amortization expense, a $4.6 million provision for cardholder losses and $3.0 million of stock-based compensation expense, offset by $9.5 million in deferred income taxes and a $0.5 million tax benefit associated with the exercise of stock options. The $2.7 million in cash used by changes in operating assets and liabilities was primarily the result of $4.2 million of payments against our cardholders’ reserve, a $1.4 million increase in accounts receivable and a $1.5 million decrease in income tax payable. These changes were offset by a $0.8 million increase in other liabilities and a $3.4 million increase in our accounts payable and accrued liabilities which was driven primarily by an increase in commissions payable to our partners and legal fees.

The $6.9 million increase in operating cash flows from the three months ended March 31, 2011 to the three months ended March 31, 2012 relates to a $16.9 million increase in non-cash adjustments and a $3.5 million increase in cash provided by changes in operating assets and liabilities, offset by a $13.6 million decrease in net income.  During the first three months of 2011, $8.6 million of cash was provided by non-cash adjustments to net income while $25.5 million of cash was provided by non-cash adjustments to net loss during the first three months of 2012. This 16.9 million increase in non-cash adjustments to net income (loss) was primarily caused by recording a $24.2 million non-current litigation contingency during the first three months of 2012 partially offset by a $7.8 million change in deferred income taxes.

Cash Flows from Investing Activities

Investing activities used $3.6 million of cash for the three months ended March 31, 2012, due to a $0.4 million increase in premiums paid on the life insurance policies issued to support our obligations under our deferred compensation plan and our use of $3.3 million to purchase property, equipment and software. Cash used by investing activities for the three months ended March 31, 2011 was $3.2 million, which related exclusively to cash used for purchases of property, equipment and software.

Cash Flows from Financing Activities

Financing activities used $15.6 million of cash for the three months ended March 31, 2012, primarily related to $17.4 million used to repurchase outstanding shares of common stock. This cash outflow was partially offset by a $0.5 million tax benefit associated with the exercise of stock options and $1.3 million of cash received upon the exercise of stock options.  For the three months ended March 31, 2011, financing activities used $0.7 million of cash, primarily related to $0.4 million in dividend equivalents paid to our Chief Executive Officer and $0.3 million in payments towards our capital lease.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are comprised of settlement indemnifications and overdraft guarantees issued in favor of our Issuing Banks. We enter into operating leases, purchase orders and other commitments in the ordinary course of business as discussed below and reflected in our contractual obligations and commitments table in our Annual Report on Form 10-K for the year ended December 31, 2011. A significant portion of our business is conducted through retail distributors that provide load and reload services to cardholders at their locations. Members of our distribution and reload network collect cardholder funds and remit them by electronic transfer to our Issuing Banks for deposit in the cardholder accounts. Our Issuing Banks typically receive our cardholders’ funds no earlier than three business days after they are collected by the retailer. If any retailer fails to remit our cardholders’ funds to our Issuing Banks, we typically reimburse our Issuing Banks for the shortfall created thereby. We manage the risk associated with this process through a formalized set of credit standards, volume limits and deposit requirements for certain retailers and by typically maintaining the right to offset any settlement shortfall against the commissions payable to the relevant retailer. We have not experienced any significant losses associated with settlement failures and we have not recorded a settlement guarantee liability as of March 31, 2012.  As of March 31, 2012, our estimated gross settlement exposure was $17.7 million.

Our cardholders can in some circumstances incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although we generally decline authorization attempts for amounts that exceed the available balance in a cardholder’s account, the application of the Networks’ rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees can, among other things, result in overdrawn card accounts. We also provide, as a courtesy and at our discretion, certain cardholders with a “cushion” which allows them to overdraw their card accounts by up to $10. In addition, eligible cardholders may enroll in our Issuing Banks’ overdraft protection programs and fund transactions that exceed the available balance in their accounts. We generally provide the funds used as part of this overdraft program (MetaBank will advance the first $1.0 million on behalf of its cardholders) and are responsible to our Issuing Banks for any losses associated with any overdrawn account balances. As of March 31, 2012, our cardholders’ overdrawn account balances totaled $9.1 million. As of March 31, 2012, our reserve for the losses we estimate will arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to non-delivery of goods or services was approximately $4.3 million.

Significant Accounting Policies and Critical Estimates

During the period covered by this Quarterly Report on Form 10-Q there have been no material updates to our significant accounting policies and critical estimates set forth in “Part II—Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. These risks are primarily associated with fluctuating interest rates for borrowings under our revolving credit facility. Borrowings under this facility bear interest based on current market rates. We have not historically used derivative financial instruments to manage this risk. As of March 31, 2012, we had borrowed $58.5 million of the $135.0 million available under our revolving credit facility. This facility has a maturity date of September 2015. Interest on this debt accrued at a weighted average rate of 3.1% during the first three months of 2012. A 1.0% increase or decrease in interest rates would have had a $0.1 million impact on our operating results and cash flows for the three months ended March 31, 2012.

The table below presents principal amounts and related weighted average interest rates as of March 31, 2012 for our revolving credit facility:

(in thousands of dollars)

Revolving credit facility	$58,500
Weighted average interest rate	3.1%

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the securities rules and forms of the Securities and Exchange Commission (the “SEC”). Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations to any control system, misstatements due to error or fraud may occur and not be detected.

PART II.                                                                        OTHER INFORMATION

ITEM 1. Legal Proceedings

Reference is made to the litigation discussed in Note 13. “Commitments and Contingencies” and Note 16. “Subsequent Events” to the Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

The following table summarizes the repurchases we made of our Common Stock during the three months ended March 31, 2012.

Calendar Month	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

January	1,415,100	$8.26	1,415,100	$5,678,612
February	635,859	8.93	635,859	—
March	—	—	—	—
Total	2,050,959	$8.47	2,050,959

(a) On November 23, 2011, we announced a $25 million share repurchase program. The share repurchases were made through open market purchases pursuant to a 10b5-1 plan. The repurchase program commenced November 30, 2011 and was completed in February 2012. We intend to hold the repurchased shares in treasury for general corporate purposes. The average price paid per share is calculated on a trade date basis and excludes commissions.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

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

4.1

Certificate of the Designations, Powers, Preferences and Rights of Series A Convertible Preferred Stock of NetSpend Holdings, Inc., dated August 17, 2011 (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on August 17, 2011)

10.1

Form of NetSpend Holdings, Inc. Restricted Stock Agreement (Employees) (filed as Exhibit 10.1 to NetSpend Holdings, Inc.’s Current Report on Form 8-K on February 14, 2012 and incorporated by reference herein)

10.2

Form of NetSpend Holdings, Inc. Restricted Stock Agreement (Directors) (filed as Exhibit 10.2 to NetSpend Holdings, Inc.’s Current Report on Form 8-K on February 14, 2012 and incorporated by reference herein)

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

101*

The following materials from the NetSpend Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

* - Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

netspend holdings, inc.

	By:	/s/ Daniel R. Henry
Daniel R. Henry
Chief Executive Officer

May 8, 2012

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

101*

The following materials from the NetSpend Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

* - Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.