Form 10-Q
period 2012-06-30
NetSpend Holdings, Inc.
filed 2012-08-09
CIK 1496623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2012

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

The Registrant had 74,635,918 shares of common stock, par value $0.001 per share, outstanding as of July 31, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NetSpend Holdings, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2012 and December 31, 2011

	June 30,	December 31,
	2012	2011
	(Unaudited)
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$31,177	$72,076
Accounts receivable, net of allowance for doubtful accounts of $1,174 and $581 as of June 30, 2012 and December 31, 2011, respectively	7,747	7,552
Prepaid card supply	4,031	2,000
Prepaid expenses	3,822	3,326
Other current assets	1,801	2,179
Income tax receivable	2,383	—
Deferred tax assets	3,891	4,138
Total current assets	54,852	91,271

Property, equipment and software, net	22,226	20,631
Goodwill	128,567	128,567
Intangible assets	20,835	22,227
Long-term investment	2,970	2,497
Non-current deferred tax assets	2,233	—
Other assets	8,849	7,549
Total assets	$240,532	$272,742

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable (includes $416 and $0 of related party payables as of June 30, 2012 and December 31, 2011, respectively)	$10,222	$3,183
Accrued expenses (includes $3,686 and $3,791 of accrued related party expenses as of June 30, 2012 and December 31, 2011, respectively)	25,461	20,937
Income tax payable	—	1,733
Cardholders’ reserve	5,738	3,892
Deferred revenue	1,694	1,585
Total current liabilities	43,115	31,330

Long-term debt	10,000	58,500
Deferred tax liabilities	—	7,431
Litigation contingency	24,160	—
Other non-current liabilities	4,985	4,628
Total liabilities	82,260	101,889

Commitments and contingencies (Note 13)

Stockholders’ equity
Series A convertible preferred stock, $0.001 par value; 1,500,000 shares authorized; outstanding: 700,000 as of June 30, 2012 and December 31, 2011	1	1
Common stock, $0.001 par value; 225,000,000 shares authorized; outstanding: as of June 30, 2012 - 86,106,895 issued less 10,755,922 held in treasury and as of December 31, 2011 - 85,492,234 issued less 7,758,386 held in treasury	86	85
Treasury stock at cost	(70,436)	(44,753)
Additional paid-in capital	173,552	165,298
Accumulated other comprehensive loss	(239)	(712)
Retained earnings	55,308	50,934
Total stockholders’ equity	158,272	170,853

Total liabilities & stockholders’ equity	$240,532	$272,742

See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)

Operating Revenues (includes $1,297 and $1,236 of related party revenues for the three months ended June 30, 2012 and 2011, respectively, and $3,153 and $2,879 for the six months ended June 30, 2012 and 2011, respectively)	$85,334	$74,419	$176,727	$155,169

Operating Expenses
Direct operating costs (includes $12,378 and $11,617 of related party expenses for the three months ended June 30, 2012 and 2011, respectively, and $27,776 and $25,714 for the six months ended June 30, 2012 and 2011, respectively)	39,793	35,489	86,864	75,622
Salaries, benefits and other personnel costs	13,848	12,788	27,961	27,721
Advertising, marketing and promotion costs	3,825	4,147	8,897	7,732
Other general and administrative costs (includes $52 and $53 of related party expenses for the three months ended June 30, 2012 and 2011, respectively, and $129 and $94 for the six months ended June 30, 2012 and 2011, respectively)	5,504	5,136	10,509	10,303
Depreciation and amortization	3,401	3,742	7,182	7,440
Other losses	1,533	—	26,848	—
Total operating expenses	67,904	61,302	168,261	128,818

Operating income	17,430	13,117	8,466	26,351

Other Income (Expense)
Interest income	34	30	70	50
Interest expense	(527)	(502)	(1,247)	(1,005)
Total other expense	(493)	(472)	(1,177)	(955)

Income before income taxes	16,937	12,645	7,289	25,396

Provision for income taxes	6,775	5,065	2,915	10,037

Net income	$10,162	$7,580	$4,374	$15,359

Net income per share of common stock:
Basic	$0.12	$0.08	$0.05	$0.17
Diluted	$0.12	$0.08	$0.05	$0.16

Shares used in the computation of earnings per share:
Basic	76,114	88,412	76,266	88,298
Diluted	86,774	92,824	87,298	93,295

See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)

Net Income	$10,162	$7,580	$4,374	$15,359

Other comprehensive income (loss)
Investment securities, available-for-sale net unrealized gain (loss)	(180)	384	473	790
Other comprehensive income (loss)	(180)	384	473	790

Comprehensive income	$9,982	$7,964	$4,847	$16,149

See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2012

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
	(in thousands of dollars, except share data)

Balances at December 31, 2011	700,000	$1	85,492,234	$85	(7,758,386)	$(44,753)	$165,298	$(712)	$50,934	$170,853

Purchase of treasury stock	—	—	—	—	(3,032,893)	(25,928)	—	—	—	(25,928)
Re-issuance of treasury stock under stock compensation plan	—	—	—	—	35,357	245	—	—	—	245
Stock-based compensation	—	—	—	—	—	—	5,692	—	—	5,692
Exercise of options for common stock	—	—	608,514	1	—	—	1,945	—	—	1,946
Vesting of restricted stock	—	—	6,147	—	—	—	—	—	—	—
Tax benefit associated with stock options	—	—	—	—	—	—	617	—	—	617
Unrealized gain on available-for-sale investment	—	—	—	—	—	—	—	473	—	473
Net income	—	—	—	—	—	—	—	—	4,374	4,374
Balances at June 30, 2012	700,000	$1	86,106,895	$86	(10,755,922)	$(70,436)	$173,552	$(239)	$55,308	$158,272

See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	June 30,	June 30,
	2012	2011
	(in thousands of dollars)

Cash flows from operating activities
Net income	$4,374	$15,359
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,182	7,440
Amortization of debt issuance costs	163	163
Stock-based compensation	5,692	5,961
Tax benefit associated with stock options	(617)	(1,032)
Provision for cardholder losses	9,241	7,014
Deferred income taxes	(9,417)	(1,802)
Change in cash surrender value of life insurance policies	(17)	(105)
Litigation contingency	24,160	—
Changes in operating assets and liabilities
Accounts receivable	(195)	(1,117)
Income tax receivable or payable	(3,499)	(1,670)
Prepaid card supply	(2,031)	86
Prepaid expenses	(496)	(613)
Other current assets	378	(850)
Other long-term assets	(991)	(1,985)
Accounts payable and accrued expenses	11,563	(5,328)
Cardholders’ reserve	(7,395)	(8,105)
Other liabilities	466	1,174
Net cash provided by operating activities	38,561	14,590

Cash flows from investing activities
Purchases of property, equipment and software	(7,362)	(4,750)
Premiums paid on cash surrender value life insurance policies	(455)	(831)
Other	(23)	—
Net cash used in investing activities	(7,840)	(5,581)

Cash flows from financing activities
Dividend equivalents paid	—	(353)
Proceeds from the exercise of stock options	1,946	561
Proceeds from issuance of treasury stock	245	—
Tax benefit associated with stock options	617	1,032
Issuance costs of public offering	—	(95)
Proceeds from issuance of long-term debt	10,000	—
Principal payments on debt	(58,500)	(2,609)
Treasury stock purchase	(25,928)	(10,694)
Tax withholding on restricted stock	—	(357)
Net cash used in financing activities	(71,620)	(12,515)

Net change in cash and cash equivalents	(40,899)	(3,506)

Cash and cash equivalents at beginning of period	72,076	67,501
Cash and cash equivalents at end of period	$31,177	$63,995

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,085	$1,296
Cash paid for income taxes	15,835	13,470

Non-cash investing activities:
Capital lease entered into for the license of software	$—	$1,949

See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1: Organization and Business

Nature of Operations — NetSpend Holdings, Inc. (the ‘‘Company’’) was formed as a Delaware corporation on February 18, 2004 in connection with the recapitalization of one of the Company’s current subsidiaries, NetSpend Corporation, which was founded in 1999. The Company operates in one reportable business segment, providing general purpose reloadable (‘‘GPR’’) prepaid debit and payroll cards and alternative financial service solutions to underbanked and other consumers in the United States. The products marketed and managed by the Company provide consumers with access to FDIC-insured depository accounts with a menu of pricing and features specifically tailored to their needs. The Company has an extensive distribution and reload network comprised of financial service centers and other retail locations throughout the United States.

The Company’s common stock trades on the NASDAQ stock market under the symbol “NTSP.”

The Company is a program manager for the FDIC-insured depository institutions that issue the card products that the Company develops, promotes and distributes. The Company has agreements with, among others, Meta Payment Systems (“MetaBank”), a division of Meta Financial Group (“MFG”), Inter National Bank (“INB”), U.S. Bank (“USB”), SunTrust Bank (“SunTrust”), Regions Bank (“Regions”) and The Bancorp Bank (“Bancorp” and, collectively with MetaBank, INB, USB, SunTrust and Regions, the ‘‘Issuing Banks’’) whereby the Issuing Banks issue or will shortly issue MasterCard International (‘‘MasterCard’’) or Visa USA, Inc. (‘‘Visa’’) branded cards to customers. The Company has an agreement with another bank under which it will implement a paycard program in 2013. The products managed by the Company may be used to purchase goods and services wherever MasterCard and Visa are accepted or to withdraw cash via automatic teller machines (‘‘ATMs’’).

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). The Company’s significant accounting policies are disclosed in the notes to the audited consolidated financial statements included in the Company’s Annual Report (the “Annual Report”) on Form 10-K for the year ended December 31, 2011. The condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2011 included in the Annual Report. Interim results are not necessarily indicative of results for a full year.

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

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Significant Concentrations — Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. A significant portion of the Company’s cash is deposited in cash and money market funds at large depository institutions and is not eligible for FDIC insurance. The Company has not experienced any losses on its deposits to date. None of the Company’s cash and cash equivalents are held in offshore accounts and the Company does not have any direct exposure to risks associated with European sovereign debt. Accounts receivable as of June 30, 2012 and December 31, 2011 are primarily receivables due from cardholders for service fees and for interchange revenues due from the card associations and network organizations (collectively, the “Networks”) related to merchant point of sale transactions.

Cardholder funds and deposits related to the Company’s products are held at FDIC insured Issuing Banks for the benefit of the cardholders. Although the Company currently has active programs with six Issuing Banks, MetaBank holds a large majority of cardholder funds.

Interchange revenue, which is recorded net of sponsorship, licensing and processing fees charged by the Networks for the services they provide in processing purchase transactions routed through them, represented approximately 21.9% and 22.2% of the Company’s revenues during the three months ended June 30, 2012 and 2011, respectively, and 23.3% and 23.4% during the six months ended June 30, 2012 and 2011, respectively.  The amounts of these fees were previously fixed by the Networks in their sole discretion.  The enactment of the Dodd Frank Wall Street Reform and Consumer Protection Act in May 2010 and the issuance of final regulations under this Act in June 2011 has imposed limits on the interchange fees that can be paid in connection with certain prepaid programs, effective October 2011.  The Company’s programs are largely exempt from these restrictions.

During each of the three and six months ended June 30, 2012 and 2011, the Company derived more than one-third of its revenues from cardholders acquired through one of its third-party distributors, ACE Cash Express, Inc. (‘‘ACE’’). The Company’s current distribution agreement with ACE is effective through March 2016.

Note 2: Other Financial Data

Compensating Balances and Restricted Cash — The Company has established compensating balances at certain of its Issuing Banks as security for its obligation to reimburse the Issuing Banks for overdrawn cardholder accounts that are not repaid by the cardholders. Some of these compensating balance accounts are included in the Company’s Condensed Consolidated Balance Sheets as cash and cash equivalents because there are no legal or contractual restrictions over the deposits in these accounts.  As of both June 30, 2012 and December 31, 2011 these compensating balances totaled $0.2 million.

Restricted cash is cash with statutory or contractual restrictions that prevent it from being used in the Company’s operations. Restricted cash is classified in other non-current assets on the Company’s Condensed Consolidated Balance Sheets. The Company had restricted cash of $0.6 million and $0.5 million as of June 30, 2012 and December 31, 2011, respectively.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Cardholders’ Reserve — The Company is exposed to losses due to cardholder fraud, payment defaults and other forms of cardholder activity as well as losses due to non-performance of third parties who receive cardholder funds for transmittal to the Issuing Banks. The Company establishes a reserve for the losses it estimates will arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to non-delivery of goods or services. These reserves are established based upon historical loss and recovery rates and cardholder activity for which specific losses can be identified. The cardholders’ reserve was approximately $5.7 million and $3.9 million as of June 30, 2012 and December 31, 2011, respectively. The provision for cardholder losses is included in direct operating costs in the Condensed Consolidated Statements of Operations. The Company regularly updates its reserve estimate as new facts become known and events occur that may impact the settlement or recovery of losses.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to the guidelines on presenting comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments are effective for the first reporting period beginning after December 15, 2011 and are to be applied retrospectively.  The Company adopted these amendments during the six months ended June 30, 2012. The adoption of these amendments did not have a material effect on the Company’s condensed consolidated financial statements.

Note 4:  Investments

The Company has one investment that consists of 150,000 shares of the common stock of MFG, the holding company of MetaBank. The investment in MFG is an available-for-sale security and is included in the Condensed Consolidated Balance Sheets as a long-term investment.

As of June 30, 2012, the fair value of the Company’s investment in MFG was $3.0 million.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5: Property, Equipment and Software

Property, equipment and software consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(in thousands of dollars)

Computer and office equipment	$19,443	$17,563
Computer software	34,813	31,812
Furniture and fixtures	1,476	1,431
Leasehold improvements	1,875	1,639
Construction in progress	6,165	4,013
	63,772	56,458
Less: Accumulated depreciation	(41,546)	(35,827)
	$22,226	$20,631

Property, equipment and software are assessed for impairment whenever events or circumstances indicate the carrying value of an asset group may not be fully recoverable. This assessment involves a comparison between the carrying value of the asset group to the total future undiscounted cash flows associated with it. Impairment is recorded for long-lived assets in an amount equal to the excess of the carrying amount of the asset group over its estimated fair value. During the six months ended June 30, 2012 and 2011, there were no events or circumstances indicating that the Company’s long-lived assets were impaired.

During the three months ended June 30, 2011, the Company modified a capital lease arrangement with a software provider, extending it for one year and purchasing $1.9 million of additional computer software.  This software is included in property, equipment and software on the Company’s Condensed Consolidated Balance Sheets.

Depreciation expense was approximately $2.9 million for each of the three months ended June 30, 2012 and 2011.  Depreciation expense for the six months ended June 30, 2012 and 2011 was approximately $5.8 million and $5.7 million, respectively.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6: Intangible Assets

Intangible assets consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(in thousands of dollars)
Distributor and partner relationships	$26,426	$26,426
Trademarks and tradenames	10,615	10,615
Developed technology	7,261	7,261
Other	205	184
	44,507	44,486
Less: Accumulated amortization	(23,672)	(22,259)
	$20,835	$22,227

Amortization expense for the three months ended June 30, 2012 and 2011 was $0.5 million and $0.9 million, respectively.  Amortization expense for the six months ended June 30, 2012 and 2011 was $1.4 million and $1.8 million, respectively.

Note 7: Accrued Expenses

Accrued expenses as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011
	(in thousands of dollars)
Commissions payable to distributors	$5,319	$5,057
Accrued wages and related personnel expenses	4,648	5,035
Other accrued expenses	15,494	10,845
	$25,461	$20,937

Note 8: Debt

As of June 30, 2012, the Company’s outstanding debt included $10.0 million of long-term borrowings under the Company’s revolving credit facility, under which SunTrust acts as administrative agent. This balance reflects the net repayment of $48.5 million of borrowings under this facility in June 2012.

Outstanding balances under the Company’s revolving credit facility are scheduled to mature in September 2015. During the six months ended June 30, 2012, the outstanding borrowings under this facility bore interest at a weighted average rate of 3.0%.

Under the Company’s credit facility, letters of credit may be issued for a period of up to one year (subject to any automatic renewal provisions), although all such letters of credit must expire at least ten business days prior to the credit facility’s maturity date.  As of June 30, 2012, the Company had $6.2 million in letters of credit outstanding and had $8.8 million of unused letters of credit available.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three months ended June 30, 2011, the Company modified a capital lease arrangement with a software provider, extending it for one year and purchasing $1.9 million of additional computer software.  The software was paid for in June 2011.

Note 9: Fair Value of Assets and Liabilities

U.S. GAAP defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between arms-length market participants at the measurement date. When determining the fair value of its assets and liabilities, the Company considers the principal or most advantageous market in which it would transact and considers assumptions market participants would use, such as inherent risk, transfer restrictions and the risk of nonperformance.

The Company’s financial instruments include cash, cash equivalents, accounts receivable, long-term investments, investment in company-owned life insurance, accounts payable, obligations under its deferred compensation plan and borrowings under its revolving credit facility. As of June 30, 2012 and December 31, 2011, the fair values of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximated the carrying values of these instruments presented in the Company’s Condensed Consolidated Balance Sheets because of their short-term nature.

The following table is a summary of the Company’s assets measured at fair value on a recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(in thousands of dollars)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011

Assets
Long-term investment
Equity security	2,970	2,497	—	—	—	—

Other assets
Investment in company-owned life insurance	1,883	1,411	—	—	—	—

Liabilities
Other liabilities
Deferred compensation	1,802	1,449	—	—	—	—

Fair value is estimated by applying a hierarchy that prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 — Quoted prices in active markets for identical assets or liabilities;

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Company had no transfers between Level 1, Level 2 or Level 3 assets during the six months ended June 30, 2012.

As of June 30, 2012 and December 31, 2011, the Company’s long-term investment in MFG (see “Note 4”) was recorded at its fair value based on a quoted price in an active market (Level 1).

The Company’s investment in company-owned life insurance consists of life insurance policies on some of the participants in its deferred compensation plan and related investments in money market funds and mutual funds and was recorded at its fair value as of June 30, 2012 and December 31, 2011 based on quoted prices in an active market (Level 1). These investments are intended to mirror the elections made by participants in the Company’s deferred compensation plan.

The Company’s obligations under its deferred compensation plan represent amounts deferred by participants under the plan. Amounts deferred by a participant are credited with earnings and investment gains and losses by assuming that the deferral was invested in one or more investment options selected by the participants from a family of money market funds and mutual funds chosen by the Company. These funds were recorded at their fair value as of June 30, 2012 and December 31, 2011 based on quoted prices in an active market (Level 1).

As of June 30, 2012 and December 31, 2011, the fair value of the Company’s borrowings under its revolving credit agreement were categorized as a Level 2 liability within the hierarchy and approximated their carrying value based on prevailing market rates for borrowings with similar ratings and maturities.

The following table presents the amortized cost, gross unrealized gains and losses and fair value for the Company’s investment security:

	June 30, 2012				December 31, 2011
	Amortized	Gross Unrealized			Amortized	Gross Unrealized
(in thousands of dollars)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Available-for-sale security
Equity security	3,209		(239)	2,970	3,209		(712)	2,497

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 10: Stockholders’ Equity

Treasury stock is accounted for under the cost method and is included as a component of stockholders’ equity.  In June 2011, the Company’s board of directors approved a $25 million share repurchase program. During the three and six months ended June 30, 2011, the Company repurchased 1,186,200 shares of common stock for $10.7 million. In November 2011, the Company’s board of directors approved a $25 million share repurchase program that was completed in February 2012.  In June 2012, the Company’s board of directors approved an additional $75 million share repurchase program.  The share repurchases are being made in the open market, through block trades, through 10b5-1 plans, in privately negotiated transactions or otherwise.  During the three months ended June 30, 2012, the Company repurchased 981,934 shares of common stock for $8.5 million pursuant to the current program. During the six months ended June 30, 2012, the Company repurchased 3,032,893 shares of common stock for $25.9 million.

Certain of the stock options issued to the Company’s Chief Executive Officer (the “CEO”) prior to the Company’s initial public offering (“IPO”) in October 2010 contain rights to dividend equivalents.  The dividend equivalents relate to dividends paid by the Company in 2008 and are paid when the underlying options vest.  The Company paid $0.4 million in dividend equivalents during the six months ended June 30, 2011. The Company did not pay any dividend equivalents during the six months ended June 30, 2012.

Note 11: Share Based Payment

Summary of Stock Options and Restricted Stock Awards

During the six months ended June 30, 2012, the Company granted 1.4 million options with a fair value of $6.5 million and issued 0.6 million shares of restricted stock with a fair value of $5.6 million to officers and employees under the Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan (the “2004 Plan”). In addition, the Company issued less than 0.1 million shares of restricted stock with a fair value of $0.5 million to members of its board of directors under the 2004 Plan, some of which were issued in lieu of cash retainer fees.  The options and restricted stock awards issued to employees generally vest in four equal installments on the four succeeding anniversaries of the grant date. The restricted stock awards issued to members of the board of directors vest on the one year anniversary of the grant date. Compensation expense associated with these equity awards is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.

The following table summarizes the assumptions used to value options issued during the six months ended June 30, 2012:

Expected volatility	52.0% - 56.1%
Expected dividend yield	—
Expected term	6.3 - 7.1 years
Risk free rate	1.5% - 2.3%
Weighted-average fair value of options at grant date	$4.60

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Summary of Employee Stock Purchase Plan Shares

Employees purchased less than 0.1 million shares at a price of $6.93 during the three and six months ended June 30, 2012 pursuant to the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”). The intrinsic value of the shares purchased during the three and six months ended June 30, 2012 was approximately $0.1 million. The intrinsic value is calculated as the difference between the market price of the Company’s shares on the date of the purchase under the ESPP (June 29, 2012) and the price paid for shares by participants in the ESPP, multiplied by the number of shares purchased.

Note 12: Earnings Per Share

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

During the three months ended June 30, 2012, the potential dilutive effect of 3.4 million stock options and 0.6 million restricted stock awards were excluded from the computation of diluted weighted average shares outstanding because they were anti-dilutive.  During the three months ended June 30, 2011, the potential dilutive effect of 2.0 million stock options was excluded from the computation of diluted weighted average shares outstanding because they were anti-dilutive. During the six months ended June 30, 2012, the potential dilutive effect of 3.2 million stock options and 0.5 million restricted stock awards were excluded from the computation of diluted weighted average shares outstanding because they were anti-dilutive.  During the six months ended June 30, 2011, the potential dilutive effect of 1.7 million stock options was excluded from the computation of diluted weighted average shares outstanding because they were anti-dilutive.  These excluded options and awards could potentially dilute earnings per share in the future.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following is a reconciliation of the numerator (net income) and the denominator (weighted average number of common shares) used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011
	Common Stock	Common Stock
	(in thousands, except per share data)
Basic earnings per common share:
Net income	$10,162	$7,580
Less: Earnings distributed to participating securities	—	—
Less: Undistributed earnings allocated to participating securities	(1,073)	(124)
Undistributed earnings available to common stockholders	$9,089	$7,456
Weighted-average common shares outstanding used in basic calculation	76,114	88,412
Basic earnings per common share	$0.12	$0.08

Diluted earnings per common share:
Undistributed earnings available to common stockholders	$9,089	$7,456
Add: Earnings distributed to participating securities	—	—
Add: Undistributed earnings allocated to participating securities	1,073	124
Net income	$10,162	$7,580

Weighted-average common shares outstanding used in basic calculation	76,114	88,412
Weighted-average effect of dilutive securities:
Conversion of preferred stock to common stock	7,000	—
Options	3,537	4,222
Restricted stock	123	190
Weighted-average common shares outstanding used in diluted calculation	86,774	92,824
Diluted earnings per common share	$0.12	$0.08

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	Common Stock	Common Stock
	(in thousands, except per share data)
Basic earnings per common share:
Net income	$4,374	$15,359
Less: Earnings distributed to participating securities	—	(353)
Less: Undistributed earnings allocated to participating securities	(454)	(262)
Undistributed earnings available to common stockholders	$3,920	$14,744
Weighted-average common shares outstanding used in basic calculation	76,266	88,298
Basic earnings per common share	$0.05	$0.17

Diluted earnings per common share:
Undistributed earnings available to common stockholders	$3,920	$14,744
Add: Earnings distributed to participating securities	—	353
Add: Undistributed earnings allocated to participating securities	454	262
Net income	$4,374	$15,359

Weighted-average common shares outstanding used in basic calculation	76,266	88,298
Weighted-average effect of dilutive securities:
Conversion of preferred stock to common stock	7,000	—
Options	3,920	4,721
Restricted stock	112	276
Weighted-average common shares outstanding used in diluted calculation	87,298	93,295
Diluted earnings per common share	$0.05	$0.16

Note 13: Commitments and Contingencies

Operating Leases

The Company has commitments under operating lease agreements, principally for office space, that extend through May 31, 2017. During the three and six months ended June 30, 2012, there were no material changes to the Company’s future minimum commitments under its operating leases. Rent expense was $0.4 million for each of the three months ended June 30, 2012 and 2011, respectively. Rent expense was $0.7 million for each of the six months ended June 30, 2012 and 2011.

Service Agreements

The Company has agreements with various third-party vendors and the members of the Company’s distribution network to provide card issuance services, network transaction services, internet data center services, advertising and other consulting services. The Company generally makes payments under these agreements on a monthly basis.  The remaining term of these agreements ranges from one to four years. During the three and six months ended June 30, 2012, there were no material changes to the Company’s future minimum commitments under its service agreements.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Guarantees

A significant portion of the Company’s business is conducted through retail distributors that provide load and reload services to cardholders at their locations. Members of the Company’s distribution and reload network collect cardholders’ funds and remit them by electronic transfer to the Issuing Banks for deposit in the cardholder accounts. The Company’s Issuing Banks typically receive cardholders’ funds no earlier than three business days after they are collected by the retailer. If any retailer fails to remit cardholders’ funds to the Company’s Issuing Banks, the Company typically reimburses the Issuing Banks for the shortfall created thereby. The Company manages the risk associated with this process through a formalized set of credit standards, volume limits and deposit requirements for certain retailers and by typically maintaining the right to offset any settlement shortfall against the commissions payable to the relevant retailer. To date, the Company has not experienced any significant losses associated with settlement failures and the Company had not recorded a settlement guarantee liability as of June 30, 2012 or December 31, 2011. As of June 30, 2012 and December 31, 2011, the Company’s estimated gross settlement exposure was $19.5 million and $17.1 million, respectively.

Cardholders can incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although the Company generally declines authorization attempts for amounts that exceed the available balance in a cardholder’s account, the application of the rules and regulations of the Networks, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees can, among other things, result in overdrawn card accounts. The Company also provides, as a courtesy and in its discretion, certain cardholders with a “cushion” that allows them to overdraw their card accounts by up to $10. In addition, eligible cardholders may enroll in the Issuing Banks’ overdraft protection programs and fund transactions that exceed the available balance in their accounts. The Company generally provides the funds used as part of this overdraft program (MetaBank will advance the first $1.0 million on behalf of its cardholders) and is responsible to the Issuing Banks for any losses associated with any overdrawn account balances. As of June 30, 2012 and December 31, 2011, cardholders’ overdrawn account balances totaled $12.2 million and $9.0 million, respectively. As of June 30, 2012 and December 31, 2011, the Company’s reserves for the losses it estimates will arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to non-delivery of goods or services were $5.7 million and $3.9 million, respectively.

Alexsam Litigation

On October 24, 2007, Alexsam, Inc. filed suit against the Company’s subsidiary NetSpend Corporation (“NetSpend”) in the District Court of Travis County, Texas, 419th Judicial District, asserting breach of a license agreement entered into between NetSpend and Alexsam in 2004 and seeking monetary damages, attorneys’ fees, costs and interest.  The license agreement was entered into by the parties following Alexsam’s assertion and subsequent dismissal without prejudice of a claim of patent infringement against NetSpend in 2003. The Company asserted counterclaims against Alexsam for breach of contract. In April 2010, the Company filed a motion for summary judgment, and following a hearing, the court denied the motion without substantive comment. In October 2010, Alexsam filed an amended petition, which added a claim by Alexsam that NetSpend fraudulently induced Alexsam to give up its prior patent infringement claims against NetSpend and enter into the license agreement.  In November 2010, the Company removed the case to the United States District Court for the Western District of Texas.  In January 2011, the federal court remanded the case back to the Travis County District Court for the 419th Judicial District for further proceedings.  In February 2011, the Company filed a motion for partial summary judgment on Alexsam’s fraudulent inducement claim.  Following a hearing, the court denied the motion.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On April 26, 2012, the Court granted Alexsam’s motion for a directed verdict on the question of whether the contract terminated by its own terms in March 2005. Such a termination would have resulted in royalties ceasing to accrue after the termination date. The trial concluded on April 27, 2012 and the jury found that NetSpend had breached its license agreement with Alexsam and awarded Alexsam $18 million in royalties for the period from March 2004 through December 31, 2011. This amount does not include prejudgment interest or attorneys’ fees, which the Company estimates could approximate an aggregate of $6 million. It is at least reasonably possible that a change in these estimates could occur in the near term. The jury found against Alexsam on its claim of fraudulent inducement. On July 3, 2012, NetSpend argued to the trial court that the amount of the jury’s verdict should be reduced through the application of a most favored nation pricing provision contained in the license. The Court has not yet ruled on this issue. NetSpend plans to appeal the jury’s verdict, and the judge’s ruling on Alexsam’s motion for a directed verdict regarding the contract termination question, after the judgment of the trial court is entered. The appellate process is expected to take eighteen to twenty-four months.  As a result, the Company has recorded this litigation contingency as a non-current liability within its Condensed Consolidated Balance Sheet as of June 30, 2012.

Integrated Technological Systems, Inc.

Integrated Technological Systems, Inc. (“ITS”) filed a patent infringement case against NetSpend in the U.S. District Court for the District of Nevada in October 2011 and filed its first amended complaint in March 2012.  ITS asserted in its complaint that NetSpend has been infringing two patents issued to ITS as a result of providing services that utilize the system described in the patent to transfer funds from NetSpend Reload Packs to NetSpend GPR cards and to transfer funds between NetSpend GPR cards.  ITS was seeking: a declaration that NetSpend has infringed its patents; an injunction prohibiting NetSpend from continuing the alleged infringement; damages for NetSpend’s prior alleged infringing activity; and attorneys’ fees and costs. Netspend filed an answer denying all of the substantive allegations of the original complaint in November 2011 and filed its answer denying all of the substantive allegations in the amended complaint in April 2012. In July 2012, the Company and ITS agreed to settle this case with the Company purchasing a fully paid-up license under the current and future ITS portfolio of patents.

Baker

Frederick J. Baker (“Baker”) filed a purported consumer class action case against NetSpend, as well as one of its Issuing Banks and card associations (collectively, the “Defendants”), in the U.S District Court (the “Court”) for the District of New Jersey in November 2008 seeking damages and unspecified equitable relief.  In May 2009 Baker filed an amended complaint alleging that the Defendants violated the New Jersey Consumer Fraud Act (CFA), the New Jersey Truth-in-Consumer Contract, Warranty, and Notice Act (TCCWNA) and claiming unjust enrichment in connection with the Defendants’ alleged marketing, advertising, sale and post-sale handling of NetSpend’s gift card product in the State of New Jersey. In March 2011, the court heard oral arguments on Defendants’ motion to dismiss Baker’s amended complaint. In January 2012, the court granted Defendants’ motion in part and dismissed all claims except for the cause of action based on the alleged violation of the CFA. NetSpend filed its answer and affirmative defenses in February 2012.  NetSpend has reached an agreement in principle with the attorneys representing the purported plaintiffs in this case to contribute approximately $0.1 million to a fund that would be used to reimburse the consumers who may have been inadvertently overcharged and to reimburse the attorneys representing the plaintiffs for up to $0.3 million in fees. This settlement is subject to approval by the Court.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

TQP Development, LLC

TQP Development, LLC (“TQP”) filed a patent infringement case against NetSpend in the U.S. District Court for the Eastern District of Texas in February 2012. TQP asserted in its complaint that NetSpend has been infringing a patent issued in May of 1995 to Telequip Corporation based on the operation of encrypted portions of NetSpend’s website. TQP was seeking: a judgment that NetSpend has infringed its patent; an injunction prohibiting NetSpend from continuing to infringe its patent; damages for NetSpend’s alleged prior infringing activity; and attorneys’ fees and costs. NetSpend filed an answer denying all of the substantive allegations of TQP’s complaint in May 2012.  Following discussions, TQP agreed to dismiss this litigation without prejudice.

Florida Office of the Attorney General

In June 2011, the Company, along with a number of other participants in the prepaid debit card industry, received a subpoena from the Florida Attorney General’s office requesting information regarding the Company’s marketing materials, fees charged to cardholders and the disclosures provided to them. The Company completed its initial documentary response to this request in June 2011. The Company believes that it programs comply in all material respects with any law that may be applicable and is continuing to cooperate with this review.

Inter National Bank

In 2009, the Company, in conjunction with two of its issuing banks, identified funds related to several years of chargebacks and fee-related recoveries from card associations that were being retained by NetSpend’s issuing banks and that should have been paid to NetSpend.  It was determined that one issuing bank owed NetSpend approximately $4.8 million and that another issuing bank owed NetSpend approximately $5.8 million.  It was also determined that one of NetSpend’s issuing banks was holding approximately $10.0 million that should have been allocated to the other issuing bank. The parties entered into an agreement providing for the appropriate payment and distribution of the funds at issue and agreed to release and discharge each other from any further claims and disputes related to this matter.

On July 13, 2012, Inter National Bank (“INB”), one of NetSpend’s issuing banks and a party to the 2009 settlement, filed a lawsuit against NetSpend in the 398th District Court of Hidalgo County, Texas related to the settlement and various related issues.  In general, INB’s claims relate to an asserted cumulative $10.5 million shortfall in certain administrative accounts at INB that are associated with the NetSpend card program. There is no deficit or other irregularity in the account where cardholder funds are held.  INB seeks a declaration that it has no liability for the shortfall and that the shortfall is instead NetSpend’s responsibility.  INB also seeks an accounting of all transactions that flowed through INB’s accounts from April 21, 2009 to July 31, 2011 and to recover its costs and attorneys’ fees incurred in connection with the lawsuit.   On July 27, 2012, NetSpend filed a counterclaim, which alleges that INB has refused, in contravention of the requirements of the contract between NetSpend and INB, to transfer its cardholder accounts to a successor bank and that INB has threatened to stop administering the cardholder accounts, which NetSpend alleges INB is required to continue to administer until the account transfer is completed.  NetSpend’s counterclaim seeks a declaration that INB may not refuse to complete the account transfer based on the status of the alleged $10.5 million shortfall, that INB cannot condition completion of the account transfer on resolution of the alleged $10.5 million shortfall, that INB cannot refuse to continue to administer the NetSpend card accounts at this time, and that NetSpend has no liability for the alleged $10.5 million shortfall.

When INB filed its lawsuit, INB obtained a temporary restraining order enjoining NetSpend from allowing the total amount in several of INB’s accounts to go below $10.5 million.  This order expired on August 1st.  The court held a temporary injunction hearing on July 31st and August 1st to determine if either INB or NetSpend is entitled to injunctive relief until a final trial on the merits.   Following this hearing, the court took the injunction applications under advisement and ordered the parties to mediation.  The parties advised the court that they would submit an agreed order to address how the parties would proceed in the interim while they complete mediation and await the court’s temporary injunction ruling.  The parties are negotiating the terms of the interim order at this time.

NetSpend intends to vigorously contest INB’s suit and to vigorously pursue its own counterclaim.  There is no scheduling order or trial date set at this time. The Company has not established reserves for this matter.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

MiCash, Inc.

MiCash, Inc. (“MiCash”) filed a patent infringement case against NetSpend in the U.S. District Court for the Eastern District of Texas in April 2012. MiCash asserts in its complaint that NetSpend has been infringing a patent (United States Patent No. 7,258,274) issued in August of 2007 to MiCash because NetSpend has, among other things, allegedly used, sold or offered to sell prepaid card services which permit and authorize transfers of funds between prepaid debit cards. MiCash is seeking: a judgment that NetSpend has infringed its patent; an injunction prohibiting NetSpend from continuing to infringe its patent; damages for NetSpend’s alleged prior infringing activity; attorneys’ fees and costs; and if NetSpend’s infringement of the patent at issue is determined to be willful, enhanced damages. On June 18, 2012, NetSpend answered the complaint denying all of MiCash’s allegations, raising affirmative defenses and asserting counterclaims for declaratory judgment of non-infringement and invalidity. Discovery will begin in August 2012. The Company has not established reserves or ranges of possible loss related to these proceedings as, at this time, it has not been determined that a loss is probable and the amount of any possible loss is not reasonably estimable.

Other

In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. Management believes that the outcomes of such actions or proceedings will not have a material effect on the Company’s financial position, results of operations, cash flows or liquidity.

Note 14: Employee Benefit Plans

The Company has established a defined contribution retirement plan under section 401(k) of the Internal Revenue Code (the “401(k) Plan”). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation, not to exceed a federally specified maximum ($17,000 for 2012, plus $5,500 for employees age 50 or older), on a pre-tax basis. The Company contributes to the program by matching funds based on a percentage of the employee’s contribution.  The Company matches 100% of the first 3% of wages contributed by an employee and 50% of the next 2% of wages contributed by that employee.  The Company is also permitted to make a profit-sharing contribution as determined annually at the discretion of the board of directors. For each of the three months ended June 30, 2012 and 2011, the Company’s match under the 401(k) Plan was approximately $0.2 million.  For each of the six months ended June 30, 2012 and 2011, the Company’s match under the 401(k) Plan was approximately $0.5 million.  No profit-sharing contributions were made during the three or six months ended June 30, 2012 and 2011.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company has a deferred compensation plan (the “Deferral Plan”) for the benefit of certain of its eligible employees. Participating employees may defer a certain percentage of their base salary and annual bonus.  These percentages are determined on an annual basis by the Company’s compensation committee.  For the current Deferral Plan year, participating employees may defer up to 80% of their salary and 100% of their annual bonus. Amounts deferred by a participant are credited with earnings and investment gains and losses by assuming that the deferral was invested in one or more investment options selected by the participants from a family of money market funds and mutual funds chosen by the Company. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of the participating employees. The amount of any Company contributions is discretionary and subject to change. The Company did not make any discretionary contributions to the Deferral Plan during the three or six months ended June 30, 2012 and 2011. Each employee’s deferrals, together with any earnings or losses thereon, are accrued as part of the unsecured, other non-current liabilities of the Company. The deferred compensation liability was $1.8 million and $1.4 million as of June 30, 2012 and December 31, 2011, respectively.

To offset this liability, the Company has purchased life insurance policies on some of the plan participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash to help fund the Company’s obligations under the Deferral Plan. The Company intends to hold the life insurance policies until the death of the plan participants. The net cash surrender value of these life insurance policies was $1.9 million and $1.4 million as of June 30, 2012 and December 31, 2011, respectively. The values of the life insurance policies are included on the accompanying Condensed Consolidated Balance Sheets in other assets.

In April 2012, the stockholders of the Company approved the NetSpend Holdings, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”). Subject to certain limitations, the ESPP enables eligible employees to utilize after-tax payroll deductions to purchase shares of Company’s common stock at the lesser of 85% of its fair market value on the first or last business day of each quarterly purchase period (six months with respect to the first purchase period in 2012). A total of 2,000,000 of the Company’s treasury shares have been reserved for issuance under the ESPP. For the three and six months ended June 30, 2012, the Company recognized expense of less than $0.1 million and $0.1 million, respectively, associated with the ESPP.

Note 15: Related Party Transactions

ACE

JLL Partners Fund IV, LP and JLL Partners Fund V, LP (collectively, “the JLL Funds”) own approximately 97% of ACE, the Company’s largest distributor. The JLL Funds beneficially owned more than five percent of the Company’s outstanding common stock as of June 30, 2012. The Company incurred expenses from transactions with ACE of $11.0 million and $9.3 million for the three months ended June 30, 2012 and 2011, respectively, and $24.5 million and $20.7 million for the six months ended June 30, 2012 and 2011, respectively. Although revenues generated from cardholders acquired at ACE locations represented more than one-third of the Company’s revenues during the three and six months ended June 30, 2012 and June 30, 2011, the portion of those revenues earned from transactions directly with ACE were $1.2 million and $1.1 million for the three months ended June 30, 2012 and 2011, respectively, and $2.9 million and $2.5 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011, $3.2 million was payable to ACE.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Sutherland

Oak Investment Partners X, LP and Oak X Affiliates Fund, LP (collectively “Oak”) own in excess of 10% of Sutherland Global Services, Inc. (“Sutherland”), one of the Company’s external customer service providers. Oak beneficially owned more than five percent of the Company’s outstanding common stock as of June 30, 2012. The Company incurred expenses from transactions with Sutherland of $1.3 million and $2.1 million during the three months ended June 30, 2012 and 2011, respectively, and $3.1 million and $4.7 million during the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011, $0.9 million and $0.6 million, respectively, was payable to Sutherland.

Vesta

Oak owns in excess of 10% of Vesta Corporation (“Vesta”), which provides reload services to the Company’s cardholders. The Company earned revenues from transactions with Vesta of $0.1 million and $0.2 million during the three months ended June 30, 2012 and 2011, respectively, and $0.2 million and $0.4 million during the six months ended June 30, 2012 and 2011, respectively. Additionally, the Company incurred expenses from transactions with Vesta of $0.1 million and $0.2 million during the three months ended June 30, 2012 and 2011, respectively, and $0.2 million and $0.4 million during the six months ended June 30, 2012 and 2011, respectively.

Birardi Investments, LLC; Henry CJ1, LLC

Pursuant to his employment agreement, the Company reimburses its CEO for up to $0.5 million of expenses per year related to the use of private aircraft while traveling on Company business. Birardi (“Birardi”) Investments, LLC and Henry CJ1, LLC (“Henry CJ1”), airplane leasing companies owned by the CEO, supply aircraft that is used for this travel. Birardi was paid less than $0.1 million during the three and six months ended June 30, 2012.  Henry CJ1 was paid approximately $0.1 million during the three and six months ended June 30, 2012. Less than $0.1 million was paid to Birardi and Henry CJ1 during the three and six months ended June 30, 2011.

Note 16: Subsequent Events

In July 2012, the Company borrowed $15.0 million under its revolving credit facility to support ongoing liquidity requirements.

The Company repurchased approximately 2.7 million shares for approximately $24.5 million between June 30, 2012 and August 9, 2012 pursuant to the Company’s current share repurchase program (see “Note 10”).

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. In this Quarterly Report, unless otherwise specified, “we,” “us,” and “our” refer to NetSpend Holdings, Inc. and its consolidated subsidiaries.

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

Cardholders may use their GPR cards to make purchase transactions at any merchant that participates in the MasterCard, Visa or PULSE networks and to withdraw funds from participating ATMs. MetaBank holds the majority of the cardholder funds. In January 2010, we acquired approximately 4.9% of the outstanding equity interests in Meta Financial Group, Inc. (“MFG”), MetaBank’s holding company.

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

We have developed and operate a proprietary technology platform. Our in-house platform is end-to-end in that it encompasses the critical functions required for us to acquire cardholders, process transactions, maintain account-level data, communicate with cardholders, manage risk, ensure regulatory compliance and connect to our Issuing Banks and distributors. These integrated capabilities allow us to customize our products and services for different markets, distribution channels and customer segments. Further, by processing transactions on our own platform, we gain unique and extensive insight into the attitudes, characteristics and purchasing behavior of the holders of the cards we manage.

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

In May 2011, we amended our agreement with Inter National Bank (“INB”) to extend the date by which we agreed to transition the GPR cards issued by INB to another bank from July 2011 to September 2011. We are in the process of transitioning the distributors of cards issued by INB to another Issuing Bank and we are currently operating under the wind-down provisions of our agreement with INB. We and INB are engaged in an active dispute regarding the contractual obligations of the parties in connection with the transition of INB’s portfolio.

U.S. Bank (“USB”) and SunTrust Bank (“SunTrust”) act as issuers of our payroll cards. We were actively seeking to transfer the USB portfolio to another Issuing Bank, although this institution was unable to complete this transition. We are exploring whether another issuing bank can be retained to service this portfolio or whether it will remain with USB. Our current contract with SunTrust automatically renewed for one year at the end of 2011, although SunTrust maintains that it has a continuing right to terminate its contract with us. We are actively seeking to sign agreements with additional banks to act as issuers of payroll cards. As a result of these efforts, we signed an agreement with Regions Bank pursuant to which we will act as the program manager for the payroll cards to be issued by it.

Recent Developments

Share Repurchase Programs

On June 12, 2012, we announced a $75 million share repurchase program. The share repurchases are being made on the open market, through block trades, through 10b5-1 plans, in privately negotiated transactions or otherwise. The repurchase program commenced June 13, 2012 and is expected to be executed over the next 12 months. The amount of shares purchased and the timing of the purchases are based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. We intend to hold the repurchased shares in treasury for general corporate purposes. As of June 30, 2012, we had repurchased 981,934 shares of common stock at an average price of $8.67 per share pursuant to this program. The average price paid per share is calculated on a trade date basis and excludes commissions.

INB

In July 2012, we and INB began litigation over our respective contractual obligation in connection with the wind-down of INB’s portfolio. Refer to Note 13. “Commitments and Contingencies” to the Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of this matter.

Key Business Metrics

As a leading provider of GPR cards and related alternative financial services to underbanked consumers, we evaluate a number of business metrics to monitor our performance and manage our business. We believe the following metrics are the primary indicators of our performance.

Number of Active Cards — represents the total number of GPR cards that have had a PIN or signature-based purchase transaction, a load transaction at a retailer location or an ATM withdrawal within three months of the date of determination. The programs we manage had approximately 2,245,000 and 2,114,000 active cards as of June 30, 2012 and 2011, respectively.

Number of Active Cards with Direct Deposit — represents the number of active cards that have had a direct deposit load within three months of the date of determination.  We managed 957,000 and 771,000 direct deposit active cards as of June 30, 2012 and 2011, respectively. Our strategy is to focus on increasing the number of cards that receive direct deposits because cardholders who use direct deposit generate more revenue for us than those who do not.  Additionally, consumers who receive direct deposits tend to remain in our programs longer than non-direct deposit cardholders.

Percentage of Active Cards with Direct Deposit — represents the percentage of active GPR cards that have had a direct deposit load within three months of the date of determination. The percentage of active cards that were direct deposit active cards as of June 30, 2012 and 2011 was approximately 43% and 37%, respectively.

Gross Dollar Volume (“GDV”) — represents the total dollar volume of debit transactions and cash withdrawals made using the GPR cards we manage. Our gross dollar volume was $3.0 billion and $2.6 billion for the three months ended June 30, 2012 and 2011, respectively, and $6.8 billion and $5.8 billion for the six months ended June 30, 2012 and 2011, respectively. Approximately 81.9% and 77.2% of the gross dollar volume for the three months ended June 30, 2012 and 2011, respectively, was made using active cards with direct deposit. Approximately 82.1% and 76.1% of the gross dollar volume for the six months ended June 30, 2012 and 2011, respectively, was made using active cards with direct deposit.

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

Other losses — Other losses consist of legal contingencies and settlements and other infrequent losses.

Other Income (Expense)

Other income (expense) primarily consists of interest income and interest expense. Interest income represents interest we receive on our cash and cash equivalents. Interest expense is associated with our long-term debt and capital leases.

Income Tax Expense

Income tax expense primarily consists of corporate income taxes on our profits.

Condensed Consolidated Statements of Operations Data (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands of dollars)

Operating Revenues	$85,334	$74,419	$176,727	$155,169

Operating Expenses
Direct operating costs	39,793	35,489	86,864	75,622
Salaries, benefits and other personnel expenses	13,848	12,788	27,961	27,721
Advertising, marketing and promotion costs	3,825	4,147	8,897	7,732
Other general and administrative costs	5,504	5,136	10,509	10,303
Depreciation and amortization	3,401	3,742	7,182	7,440
Other losses	1,533	—	26,848	—
Total operating expenses	67,904	61,302	168,261	128,818

Operating income	17,430	13,117	8,466	26,351

Other Income (Expense)
Interest income	34	30	70	50
Interest expense	(527)	(502)	(1,247)	(1,005)
Total other expense	(493)	(472)	(1,177)	(955)

Income before income taxes	16,937	12,645	7,289	25,396

Provision for income taxes	6,775	5,065	2,915	10,037

Net income	$10,162	$7,580	$4,374	$15,359

Consolidated Statements of Operations Data as a Percentage of Total Revenues (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Operating Revenues	100.0%	100.0%	100.0%	100.0%

Operating Expenses
Direct operating costs	46.6	47.7	49.2	48.7
Salaries, benefits and other personnel expenses	16.2	17.2	15.8	17.9
Advertising, marketing and promotion costs	4.5	5.5	5.0	5.0
Other general and administrative costs	6.5	6.9	5.9	6.6
Depreciation and amortization	4.0	5.0	4.1	4.8
Other losses	1.8	—	15.2	—
Total operating expenses	79.6	82.3	95.2	83.0

Operating income	20.4	17.7	4.8	17.0

Other Income (Expense)
Interest income	—	—	—	—
Interest expense	(0.6)	(0.7)	(0.7)	(0.6)
Total other expense	(0.6)	(0.7)	(0.7)	(0.6)

Income before income taxes	19.8	17.0	4.1	16.4

Provision for income taxes	7.9	6.8	1.6	6.5

Net income	11.9%	10.2%	2.5%	9.9%

Comparison of Three Months Ended June 30, 2012 and 2011 (unaudited)

Operating Revenues

Operating Revenues — Our operating revenues totaled $85.3 million for the three months ended June 30, 2012, an increase of $10.9 million, or 14.7%, from the $74.4 million seen in the comparable period during 2011. Service fees represented approximately 78.1% of our revenue for the three months ended June 30, 2012 with the balance of our revenue consisting of interchange fees. Service fee revenue increased $8.7 million, or 15.1%, from $57.9 million in the three months ended June 30, 2011 to $66.6 million in the comparable period in 2012. The increase in service fee revenue was substantially driven by the increase in direct deposit accounts (cardholders with direct deposit generally initiate more transactions and generate more revenues for us than those that do not take advantage of this feature) and, to a lesser extent, an expansion of product features across our direct deposit customer base.

Interchange revenue represented approximately 21.9% of our operating revenues for the three months ended June 30, 2012 and 22.2% for the comparable period in 2011. Interchange revenue increased $2.2 million, or 13.3%, from $16.5 million in the three months ended June 30, 2011 to $18.7 million in the comparable period in 2012. This increase was primarily the result of an 15.4% increase in our gross dollar volume, offset in part by a shift toward proportionally greater PIN-based transactions (which provide a lower level of interchange fees) and ATM usage (which does not generate interchange revenue) as our percentage of active cards with direct deposit has increased.  Direct deposit cardholders tend to use ATM withdrawals more often than non-direct deposit cardholders.

Operating Expenses

The following table presents the breakdown of our operating expenses among direct operating costs, personnel costs, advertising and marketing costs, other general and administrative costs, depreciation and amortization and other components of operating expenses:

	Three Months Ended June 30,
	2012		2011
	Amount	Percentage of Total Operating Revenues	Amount	Percentage of Total Operating Revenues	Change
	(in thousands of dollars)

Direct operating costs	$39,793	46.6%	$35,489	47.7%	$4,304
Salaries, benefits and other personnel costs	13,848	16.2	12,788	17.2	1,060
Advertising, marketing and promotion costs	3,825	4.5	4,147	5.5	(322)
Other general and administrative costs	5,504	6.5	5,136	6.9	368
Depreciation and amortization	3,401	4.0	3,742	5.0	(341)
Other losses	1,533	1.8	—	—	1,533
Total operating expenses	$67,904	79.6%	$61,302	82.3%	$6,602

Direct Operating Costs — Our direct operating costs were $39.8 million in the three months ended June 30, 2012, an increase of $4.3 million, or 12.1%, from the comparable period in 2011.  As a percentage of revenues, our direct operating costs decreased from 47.7% of revenues in the second quarter of 2011 to 46.6% in the second quarter of 2012.  This decline, as a percentage of revenue, was primarily the result of a greater proportion of cardholder loads being generated through our online, direct marketing and traditional retail channels because we do not pay distributor commissions on these loads as well as a reduction in ATM processing fees due to more favorable Network contracts entered into during the second quarter of 2012.  These decreases as a percentage of revenue were partially offset by an increase in our provision for fraud-related losses.

Salaries, Benefits and Other Personnel Costs — Our salaries, benefits and other personnel costs were $13.8 million in the three months ended June 30, 2012, an increase of $1.1 million, or 8.3%, from the comparable period in 2011.  As a percentage of revenues, our salaries, benefits and personnel costs decreased from 17.2% of revenues in the second quarter of 2011 to 16.2% in the second quarter of 2012.  This decrease was primarily the result of greater efficiencies of scale and, to a lesser extent, an increase in capitalized personnel costs (which has the effect of reducing salaries, benefits and other personnel costs) associated with the internal development of software for our processing platforms.

Advertising, Marketing and Promotion Costs — Our advertising, marketing and promotion costs were $3.8 million in the three months ended June 30, 2012, which was relatively consistent with the $4.1 million spent during the comparable period in 2011. We expect these costs to increase as we increase our investment in direct-to-consumer marketing through internet, television, radio and direct mail advertising.

Other General and Administrative Costs — Our other general and administrative costs were $5.5 million in the three months ended June 30, 2012, which was relatively consistent with the $5.1 million spent during the comparable period in 2011.

Depreciation and Amortization — Our depreciation and amortization costs were $3.4 million in the three months ended June 30, 2012, a decrease of $0.3 million, or 9.1% from the comparable period in 2011. This decrease was primarily the result of fully amortizing certain long-lived assets during the three months ended June 30, 2012.

Other Losses — Other losses of $1.5 million in the three months ended June 30, 2012 consists of accruals for attorney’s fees associated with the Alexsam matter and other legal contingencies and settlements. There were no similar expenses recorded in the three months ended June 30, 2011.

Other Income (Expense)

Other expenses were $0.5 million during the three months ended June 30, 2012, which was consistent with the comparable period in 2011.

Income Tax Expense

The following table presents the breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended June 30,
	2012	2011

U.S. federal income tax	35.0%	35.0%
State income taxes, net of federal benefit	2.2	2.6
Other	2.8	2.5
Income tax expense	40.0%	40.1%

Our total income tax expense was $6.8 million during the three months ended June 30, 2012, an increase of $1.7 million, or 33.8%, from the comparable period in 2011. This increase was primarily the result of a period-over-period increase in our taxable income.

Comparison of Six Months Ended June 30, 2012 and 2011 (unaudited)

Operating Revenues

Operating Revenues — Our operating revenues totaled $176.7 million in the six months ended June 30, 2012, an increase of $21.5 million, or 13.9%, from the $155.2 million seen in the comparable period in 2011. Service fees represented approximately 76.7% of our revenue for the six months ended June 30, 2012 with the balance of our revenue consisting of interchange fees.  Service fee revenue increased $16.6 million, or 14.0%, from $118.9 million in the six months ended June 30, 2011 to $135.5 million in the comparable period in 2012.  The increase in service fee revenue was substantially driven by the increase in direct deposit accounts (cardholders with direct deposit generally initiate more transactions and generate more revenues for us than those that do not take advantage of this feature), and to a lesser extent, an expansion of product features across our direct deposit customer base.

Interchange revenue represented approximately 23.3% of our operating revenues for the six months ended June 30, 2012 as compared to 23.4% during the same period in the prior year.  Interchange revenue increased $4.9 million, or 13.5%, from $36.3 million in the six months ended June 30, 2011 to $41.2 million in the comparable period in 2012. This increase was primarily the result of a 17.2% increase in our gross dollar volume, offset in part by a shift toward proportionally greater PIN-based transactions (which provide a lower level of interchange fees) and ATM usage (which does not generate interchange revenue) as our percentage of active cards with direct deposit has increased.  Direct deposit cardholders tend to use ATM withdrawals more often than non-direct deposit cardholders.

Operating Expenses

The following table presents the breakdown of our operating expenses among direct operating costs, personnel costs, advertising and marketing costs, other general and administrative costs, depreciation and amortization and other components of operating expenses:

	Six Months Ended June 30,
	2012		2011
	Amount	Percentage of Total Operating Revenues	Amount	Percentage of Total Operating Revenues	Change
	(in thousands of dollars)

Direct operating costs	$86,864	49.2%	$75,622	48.7%	$11,242
Salaries, benefits and other personnel costs	27,961	15.8	27,721	17.9	240
Advertising, marketing and promotion costs	8,897	5.0	7,732	5.0	1,165
Other general and administrative costs	10,509	5.9	10,303	6.6	206
Depreciation and amortization	7,182	4.1	7,440	4.8	(258)
Other losses	26,848	15.2	—	—	26,848
Total operating expenses	$168,261	95.2%	$128,818	83.0%	$39,443

Direct Operating Costs — Our direct operating costs were $86.9 million in the six months ended June 30, 2012, an increase of $11.2 million, or 14.9%, from the comparable period in 2011. Our direct operating costs increased from 48.7% of revenue during the six months ended June 30, 2011 to 49.2% of revenue during the first six months of 2012.  This net increase, as a percentage of revenue, was primarily caused by an increase in our provision for fraud-related losses and an increase in investment in direct-to-consumer acquisition activities. These increases in direct operating costs as a percentage of revenue were partially offset by a decrease, as a percentage of revenue, in commissions paid to our distributors caused by a greater proportion of cardholder loads being generated through our online, direct marketing and traditional retail channels because we do not pay distributor commissions on these loads.

Salaries, Benefits and Other Personnel Costs — Our salaries, benefits and other personnel costs were $28.0 million in the six months ended June 30, 2012, which was relatively consistent with the comparable period in 2011.  As a percentage of revenues, our salaries, benefits and other personnel costs decreased from 17.9% of revenues in the first six months of 2011 to 15.8% in the comparable period in 2012. This decrease was primarily the result of greater efficiencies of scale and, to a lesser extent, an increase in capitalized personnel costs (which has the effect of reducing salaries, benefits and other personnel costs) associated with the internal development of software for our processing platforms.

Advertising, Marketing and Promotion Costs — Our advertising, marketing and promotion costs were $8.9 million in the six months ended June 30, 2012, an increase of $1.2 million, or 15.1%, from the comparable period in 2011. This increase was due to an increase in our investment in direct-to-consumer marketing through internet, television, radio and direct mail advertising.  We expect to see increased investment in our advertising costs in future periods.

Other General and Administrative Costs — Our other general and administrative costs were $10.5 million in the six months ended June 30, 2012, which was relatively consistent with the $10.3 million in the comparable period in 2011.

Depreciation and Amortization — Our depreciation and amortization costs were $7.2 million during the six months ended June 30, 2012, a decrease of $0.3 million, or 3.5% from the comparable period in 2011. This decrease was primarily the result of fully amortizing certain long-lived assets during the six months ended June 30, 2012.

Other Losses — Other losses of $26.8 million in the six months ended June 30, 2012 primarily related to accruals for legal contingencies and settlements. There were no similar expenses recorded in the six months ended June 30, 2011.

Other Income (Expense)

Other expenses were $1.2 million in the six months ended June 30, 2012, an increase of $0.2 million, or 23.2% from the comparable period in 2011.  This increase was primarily the result of higher letter of credit fees under our debt facility caused by a greater amount of letters of credit outstanding during the six months ended June 30, 2012 than was the case during the comparable period in 2011.

Income Tax Expense

The following table presents the breakdown of our effective tax rate among federal, state, and other:

	Six Months Ended June 30,
	2012	2011

U.S. federal income tax	35.0%	35.0%
State income taxes, net of federal benefit	2.3	2.7
Other	2.7	1.8
Income tax expense	40.0%	39.5%

Our total income tax expense was $2.9 million during the six months ended June 30, 2012, a decrease of $7.1 million from the comparable period in 2011. This decrease was primarily the result of a

$3.9 million income tax benefit recognized during the first three months of 2012 as a result of certain litigation related losses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from our operating activities and access to borrowings under our revolving credit facility. We believe our current level of cash and short-term financing capabilities, along with the expected future cash flows from our operations, are sufficient to meet the needs of our business for at least the next twelve months.

Comparison of Six Months Ended June 30, 2012 and 2011 (unaudited)

	Six Months Ended June 30,
	2012	2011
	(in thousands of dollars)

Net cash provided by operating activities	$38,561	$14,590
Net cash used in investing activities	(7,840)	(5,581)
Net cash used in financing activities	(71,620)	(12,515)
Net change in cash and cash equivalents	$(40,899)	$(3,506)

Cash Flows from Operating Activities

During the six months ended June 30, 2012, our operating activities provided $38.6 million of cash from $4.4 million of net income, increased by $36.4 million of non-cash adjustments to net income and decreased by $2.2 million in cash used by changes in operating assets and liabilities. The $36.4 million adjustment to net income for non-cash items primarily relates to a $24.2 million non-current litigation contingency reserve, $7.2 million of depreciation and amortization expense, a $9.2 million provision for cardholder losses and $5.7 million of non-cash stock-based compensation expense, offset by $9.4 million of deferred income taxes and a $0.6 million tax benefit associated with stock options. The $2.2 million in cash used by changes in operating assets and liabilities was primarily the result of $7.4 million of payments against our cardholders’ reserve, a $2.0 million increase in prepaid card supply, a $1.0 million increase in other long-term assets and a $3.5 million decrease in income tax payable. These changes were offset by an $11.6 million increase in our accounts payable and accrued liabilities.

The $24.0 million increase in operating cash flows from the six months ended June 30, 2011 to the six months ended June 30, 2012 relates to a $18.8 million increase in non-cash adjustments and a $16.2 million increase in cash provided by changes in operating assets and liabilities, partially offset by an $11.0 million decrease in net income.  During the first six months of 2011, $17.6 million of cash was provided by non-cash adjustments to net income while $36.4 million of cash was provided by non-cash adjustments to net income during the first six months of 2012. This $18.8 million increase in non-cash adjustments to net income was primarily caused by recording $24.2 million of non-current litigation reserves during the first six months of 2012.  During the first six months of 2011, $18.4 million of cash was used by changes in operating assets and liabilities while $2.2 million of cash was used by changes in operating assets and liabilities during the first six months of 2012.  This $16.2 million decrease was primarily caused by a $16.9 million increase in cash provided by changes in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

Investing activities used $7.8 million of cash for the six months ended June 30, 2012 due to $0.4 million in premiums paid on the cash surrender value life insurance policies issued to support our obligations under our deferred compensation plan and our use of $7.4 million to purchase property, equipment and software. Cash used by investing activities for the six months ended June 30, 2011 was $5.6 million, reflecting $4.8 million used to purchase property, equipment and software and $0.8 million in premiums paid on the cash surrender value life insurance policies issued to support our obligations under our deferred compensation plan.

Cash Flows from Financing Activities

Financing activities used $71.6 million of cash for the six months ended June 30, 2012, primarily related to $58.5 million in principal payments on debt and $25.9 million used to repurchase outstanding shares of common stock. These cash outflows were partially offset by $10.0 million in proceeds drawn from our revolving line of credit, $1.9 million of cash received upon the exercise of stock options and a $0.6 million tax benefit associated with stock options.  For the six months ended June 30, 2011, financing activities used $12.5 million of cash, primarily related to $10.7 million used to repurchase outstanding shares of common stock and $2.6 million in payments under a capital lease. These cash outflows were partially offset by a $1.0 million tax benefit associated with stock options.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are comprised of settlement indemnifications and overdraft guarantees issued in favor of our Issuing Banks. We enter into operating leases, purchase orders and other commitments in the ordinary course of business as discussed below and reflected in our contractual obligations and commitments table in our Annual Report on Form 10-K for the year ended December 31, 2011. A significant portion of our business is conducted through retail distributors that provide load and reload services to cardholders at their locations. Members of our distribution and reload network collect cardholder funds and remit them by electronic transfer to our Issuing Banks for deposit in the cardholder accounts. Our Issuing Banks typically receive our cardholders’ funds no earlier than three business days after they are collected by the retailer. If any retailer fails to remit our cardholders’ funds to our Issuing Banks, we typically reimburse our Issuing Banks for the shortfall created thereby. We manage the risk associated with this process through a formalized set of credit standards, volume limits and deposit requirements for certain retailers and by typically maintaining the right to offset any settlement shortfall against the commissions payable to the relevant retailer. We have not experienced any significant losses associated with settlement failures and we have not recorded a settlement guarantee liability as of June 30, 2012.  As of June 30, 2012, our estimated gross settlement exposure was $19.5 million.

Our cardholders can in some circumstances incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although we generally decline authorization attempts for amounts that exceed the available balance in a cardholder’s account, the application of the rules and regulations of the Networks, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees can, among other things, result in overdrawn card accounts. We also provide, as a courtesy and at our discretion, certain cardholders with a “cushion” which allows them to overdraw their card accounts by up to $10. In addition, eligible cardholders may enroll in our Issuing Banks’ overdraft protection programs and fund transactions that exceed the available balance in their accounts. We generally provide the funds used as part of this overdraft program (MetaBank will advance the first $1.0 million on behalf of its cardholders) and are responsible to our Issuing Banks for any losses associated with any overdrawn account balances. As of June 30, 2012, our cardholders’ overdrawn account balances totaled $12.2 million. As of June 30, 2012, our reserve for the losses we estimate will arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to non-delivery of goods or services was approximately $5.7 million.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. These risks are primarily associated with fluctuating interest rates for borrowings under our revolving credit facility. Borrowings under this facility bear interest based on current market rates. We have not historically used derivative financial instruments to manage this risk. We used $58.5 million of available cash to repay our previous outstanding borrowings under this facility in June 2012 and as of June 30, 2012, we had borrowed $10.0 million of the $135.0 million available under our revolving credit facility. This facility has a maturity date of September 2015. Interest on this debt accrued at a weighted average rate of 3.0% during the first six months of 2012. A 1.0% increase or decrease in interest rates would have had a $0.3 million impact on our operating results and cash flows for the six months ended June 30, 2012.

The table below presents principal amounts and related weighted average interest rates as of June 30, 2012 for our revolving credit facility:

(in thousands of dollars)

Revolving credit facility	$10,000
Weighted average interest rate	3.0%

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the securities rules and forms of the Securities and Exchange Commission (the “SEC”). Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.               OTHER INFORMATION

ITEM 1. Legal Proceedings

Reference is made to the litigation discussed in Note 13. “Commitments and Contingencies” to the Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

The following table summarizes the repurchases we made of our Common Stock during the three months ended June 30, 2012.

Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April	—	—	—	—
May	—	—	—	—
June	981,934	$8.67	981,934	$66,465,628
Total	981,934	$8.67	981,934

On June 12, 2012, we announced a $75 million share repurchase program. The share repurchases are being made on the open market, through block trades, through 10b5-1 plans, in privately negotiated transactions or otherwise. The repurchase program commenced June 13, 2012 and is expected to be executed over the next 12 months. The amount of shares purchased and the timing of the purchases are based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. We intend to hold the repurchased shares in treasury for general corporate purposes. The average price paid per share is calculated on a trade date basis and excludes commissions.

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

10.1	James Jerome stock option amendment, dated December 18, 2008

10.2	James Jerome stock option amendment, dated April 20, 2010

10.3	James Jerome stock option amendment, dated April 27, 2010

10.4	Schedule indentifying option agreement amendments omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials from the NetSpend Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

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
Daniel R. Henry
Chief Executive Officer

August 9, 2012

Exhibit Index

Exhibit Number	Description

10.1	James Jerome stock option amendment, dated December 18, 2008

10.2	James Jerome stock option amendment, dated April 20, 2010

10.3	James Jerome stock option amendment, dated April 27, 2010

10.4	Schedule indentifying option agreement amendments omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials from the NetSpend Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

* - Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.