Form 10-Q
period 2012-09-30
NetSpend Holdings, Inc.
filed 2012-11-02
CIK 1496623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2012

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

The Registrant had 69,750,723 shares of common stock, par value $0.001 per share, outstanding as of October 26, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NetSpend Holdings, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2012 and December 31, 2011

	September 30,	December 31,
	2012	2011
	(Unaudited)
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$26,391	$72,076
Accounts receivable, net of allowance for doubtful accounts of $1,111 and $581 as of September 30, 2012 and December 31, 2011, respectively	10,454	7,552
Prepaid card supply	3,675	2,000
Prepaid expenses	3,740	3,326
Other current assets	1,808	2,179
Income tax receivable	2,409	—
Deferred tax assets	13,555	4,138
Total current assets	62,032	91,271

Property, equipment and software, net	24,192	20,631
Goodwill	128,567	128,567
Intangible assets	20,680	22,227
Long-term investment	4,850	2,497
Other assets	17,672	7,549
Total assets	$257,993	$272,742

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable (includes $475 and $0 of related party payables as of September 30, 2012 and December 31, 2011, respectively)	$8,667	$3,183
Accrued expenses (includes $3,868 and $3,791 of accrued related party expenses as of September 30, 2012 and December 31, 2011, respectively)	24,215	20,937
Income tax payable	—	1,733
Cardholders’ reserve	4,627	3,892
Deferred revenue	1,680	1,585
Current litigation contingencies	35,175	—
Total current liabilities	74,364	31,330

Long-term debt	70,000	58,500
Deferred tax liabilities	7,632	7,431
Other non-current liabilities	5,164	4,628
Total liabilities	157,160	101,889

Commitments and contingencies (Note 14)

Stockholders’ equity
Series A convertible preferred stock, $0.001 par value; 1,500,000 shares authorized; outstanding: 700,000 as of September 30, 2012 and December 31, 2011	1	1
Common stock, $0.001 par value; 225,000,000 shares authorized; outstanding: as of September 30, 2012 - 86,549,986 issued less 18,013,511 held in treasury and as of December 31, 2011 - 85,492,234 issued less 7,758,386 held in treasury	86	85
Treasury stock at cost	(137,312)	(44,753)
Additional paid-in capital	178,009	165,298
Accumulated other comprehensive income (loss)	344	(712)
Retained earnings	59,705	50,934
Total stockholders’ equity	100,833	170,853

Total liabilities & stockholders’ equity	$257,993	$272,742

See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)

Operating Revenues (includes $1,482 and $1,248 of related party revenues for the three months ended September 30, 2012 and 2011, respectively, and $4,635 and $4,127 for the nine months ended September 30, 2012 and 2011, respectively)	$84,893	$74,324	$261,620	$229,493

Operating Expenses
Direct operating costs (includes $14,165 and $12,008 of related party expenses for the three months ended September 30, 2012 and 2011, respectively, and $41,941 and $37,722 for the nine months ended September 30, 2012 and 2011, respectively)	39,559	34,483	126,423	110,105
Salaries, benefits and other personnel costs	13,770	12,858	41,731	40,579
Advertising, marketing and promotion costs	4,726	3,261	13,623	10,993
Other general and administrative costs (includes $87 and $132 of related party expenses for the three months ended September 30, 2012 and 2011, respectively, and $216 and $226 for the nine months ended September 30, 2012 and 2011, respectively)	5,562	5,320	16,071	15,623
Depreciation and amortization	3,107	3,794	10,289	11,234
Other losses	10,300	324	37,148	324
Total operating expenses	77,024	60,040	245,285	188,858

Operating income	7,869	14,284	16,335	40,635

Other Income (Expense)
Interest income	39	28	109	78
Interest expense	(580)	(489)	(1,827)	(1,494)
Total other expense	(541)	(461)	(1,718)	(1,416)

Income before income taxes	7,328	13,823	14,617	39,219

Provision for income taxes	2,931	5,513	5,846	15,550

Net income	$4,397	$8,310	$8,771	$23,669

Net income per share of common stock:
Basic	$0.05	$0.09	$0.10	$0.26
Diluted	$0.05	$0.09	$0.10	$0.26

Shares used in the computation of earnings per common share:
Basic	71,545	82,947	74,702	86,513
Diluted	82,696	89,415	85,661	92,133

See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)

Net Income	$4,397	$8,310	$8,771	$23,669

Other comprehensive income (loss)
Investment securities, available-for-sale net unrealized gain (loss), net of tax	583	(25)	1,056	765
Other comprehensive income (loss)	583	(25)	1,056	765

Comprehensive income	$4,980	$8,285	$9,827	$24,434

See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2012

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
	(in thousands of dollars, except share data)

Balances at December 31, 2011	700,000	$1	85,492,234	$85	(7,758,386)	$(44,753)	$165,298	$(712)	$50,934	$170,853

Purchase of treasury stock	—	—	—	—	(10,267,018)	(92,559)	—	—	—	(92,559)
Re-issuance of treasury stock under employee stock purchase plan	—	—	—	—	48,913	351	—	—	—	351
Tax withholding on restricted stock	—	—	—	—	(37,020)	(351)	—	—	—	(351)
Stock-based compensation	—	—	—	—	—	—	8,471	—	—	8,471
Exercise of options for common stock	—	—	939,614	1	—	—	3,072	—	—	3,073
Vesting of restricted stock	—	—	118,138	—	—	—	—	—	—	—
Tax benefit associated with stock options	—	—	—	—	—	—	1,168	—	—	1,168
Unrealized gain on available-for-sale investment	—	—	—	—	—	—	—	1,056	—	1,056
Net income	—	—	—	—	—	—	—	—	8,771	8,771
Balances at September 30, 2012	700,000	$1	86,549,986	$86	(18,013,511)	$(137,312)	$178,009	$344	$59,705	$100,833

See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	September 30,	September 30,
	2012	2011
	(in thousands of dollars)

Cash flows from operating activities
Net income	$8,771	$23,669
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,289	11,234
Amortization of debt issuance costs	244	244
Stock-based compensation	8,471	8,832
Tax benefit associated with stock options	(1,168)	(1,208)
Provision for cardholder losses	13,354	10,489
Deferred income taxes	(9,418)	(1,657)
Change in cash surrender value of life insurance policies	(119)	55
Litigation contingencies, current	35,175	—
Changes in operating assets and liabilities
Accounts receivable	(2,902)	(1,314)
Income tax receivable or payable	(2,974)	284
Prepaid card supply	(1,675)	(266)
Prepaid expenses	(414)	(566)
Other current assets	371	(969)
Other long-term assets	(9,759)	(1,161)
Accounts payable and accrued expenses	8,762	(4,190)
Cardholders’ reserve	(12,619)	(11,896)
Other liabilities	631	1,046
Net cash provided by operating activities	45,020	32,626

Cash flows from investing activities
Purchases of property, equipment and software	(11,989)	(6,808)
Premiums paid on cash surrender value life insurance policies	(489)	(862)
Long-term investment	(1,095)	—
Purchase of intangible assets	(314)	(12)
Net cash used in investing activities	(13,887)	(7,682)

Cash flows from financing activities
Dividend equivalents paid	—	(353)
Proceeds from the exercise of stock options	3,073	944
Proceeds from the re-issuance of treasury stock under employee stock purchase plan	351	—
Tax benefit associated with stock options	1,168	1,208
Issuance costs of public offering	—	(95)
Proceeds from issuance of long-term debt	80,000	—
Principal payments on debt	(68,500)	(3,303)
Treasury stock purchase	(92,559)	(25,065)
Tax withholding on restricted stock	(351)	(661)
Net cash used in financing activities	(76,818)	(27,325)

Net change in cash and cash equivalents	(45,685)	(2,381)

Cash and cash equivalents at beginning of period	72,076	67,501
Cash and cash equivalents at end of period	$26,391	$65,120

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,431	$1,714
Cash paid for income taxes	18,253	16,838

Non-cash investing activities:
Capital lease entered into for the license of software	$—	$1,949

See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1: Organization and Business

Nature of Operations — NetSpend Holdings, Inc. (the ‘‘Company’’) was formed as a Delaware corporation on February 18, 2004 in connection with the recapitalization of one of the Company’s current subsidiaries, NetSpend Corporation (“NetSpend”), which was founded in 1999. The Company operates in one reportable business segment, managing programs to provide general purpose reloadable (‘‘GPR’’) prepaid debit and payroll cards and alternative financial service solutions to underbanked and other consumers in the United States. The products marketed and managed by the Company provide consumers with access to FDIC-insured depository accounts with a menu of pricing and features specifically tailored to their needs. The Company has an extensive distribution and reload network comprised of financial service centers and other retail locations throughout the United States.

The Company’s common stock trades on the NASDAQ stock market under the symbol “NTSP.”

The Company is a program manager for the FDIC-insured depository institutions that issue the card products that the Company develops, promotes and distributes. The Company has agreements with, among others, Meta Payment Systems (“MetaBank”), a division of Meta Financial Group (“MFG”), Inter National Bank (“INB”), U.S. Bank (“USB”), SunTrust Bank (“SunTrust”), Regions Bank (“Regions”) and The Bancorp Bank (“Bancorp” and, collectively with MetaBank, INB, USB, SunTrust and Regions, the ‘‘Issuing Banks’’) whereby the Issuing Banks issue or will shortly issue MasterCard International (‘‘MasterCard’’) or Visa USA, Inc. (‘‘Visa’’) branded cards to customers. The Company has an agreement with another bank under which it will implement a paycard program in 2013. The Company has also signed an agreement with BofI Federal Bank (“BofI”) pursuant to which the Company will manage GPR and payroll cards to be issued by it. The products managed by the Company may be used to purchase goods and services wherever MasterCard and Visa are accepted or to withdraw cash via automatic teller machines (‘‘ATMs’’).

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries do not include all information and footnotes necessary for a fair presentation of the Company’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). The Company’s significant accounting policies are disclosed in the notes to the audited consolidated financial statements included in the Company’s Annual Report (the “Annual Report”) on Form 10-K for the year ended December 31, 2011. The condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2011 included in the Annual Report. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal, recurring nature considered necessary to be fairly stated.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Significant Concentrations — The financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. A significant portion of the Company’s cash is deposited in cash and money market funds at large depository institutions and is not eligible for FDIC insurance. The Company has not experienced any losses on its deposits to date. None of the Company’s cash and cash equivalents are held in offshore accounts and the Company does not have any direct exposure to risks associated with European sovereign debt. Accounts receivable as of September 30, 2012 and December 31, 2011 are primarily receivables due from cardholders for service fees and for interchange revenues due from the card associations and network organizations (collectively, the “Networks”) related to merchant point of sale transactions.

Cardholder funds and deposits related to the Company’s products are held at FDIC insured Issuing Banks for the benefit of the cardholders. Although the Company currently has active programs with six Issuing Banks, MetaBank holds a large majority of cardholder funds.

Interchange revenue, which is recorded net of sponsorship, licensing and processing fees charged by the Networks for the services they provide in processing purchase transactions routed through them, represented approximately 21.8% and 21.3% of the Company’s revenues during the three months ended September 30, 2012 and 2011, respectively, and 22.8% and 22.7% during the nine months ended September 30, 2012 and 2011, respectively.  The amounts of these fees were previously fixed by the Networks in their sole discretion.  The enactment of the Dodd Frank Wall Street Reform and Consumer Protection Act in May 2010 and the issuance of final regulations under this Act in June 2011 has imposed limits on the interchange fees that can be paid in connection with certain prepaid programs, effective October 2011.  The Company’s programs are largely exempt from these restrictions.

During each of the three and nine months ended September 30, 2012 and 2011, the Company derived more than one-third of its revenues from cardholders acquired through one of its third-party distributors, ACE Cash Express, Inc. (‘‘ACE’’). The Company’s current distribution agreement with ACE is effective through March 2016.

Note 2: Other Financial Data

Compensating Balances and Restricted Cash — The Company has established compensating balances at certain of its Issuing Banks as security for its obligation to reimburse the Issuing Banks for overdrawn cardholder accounts that are not repaid by the cardholders. Some of these compensating balance accounts are included in the Company’s Condensed Consolidated Balance Sheets as cash and cash equivalents because there are no legal or contractual restrictions over the deposits in these accounts.  As of September 30, 2012 and December 31, 2011 these compensating balances totaled $0.2 million.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted cash is cash with statutory or contractual restrictions that prevent it from being used in the Company’s operations. Restricted cash is classified in other non-current assets on the Company’s Condensed Consolidated Balance Sheets. The Company had restricted cash of $0.6 million and $0.5 million as of September 30, 2012 and December 31, 2011, respectively.

Cardholders’ Reserve — The Company is exposed to losses due to cardholder fraud, payment defaults and other forms of cardholder activity as well as losses due to non-performance of third parties who receive cardholder funds for transmittal to the Issuing Banks. The Company establishes a reserve for the losses it estimates will arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to non-delivery of goods or services. These reserves are established based upon historical loss and recovery rates and cardholder activity for which specific losses can be identified. The cardholders’ reserve was approximately $4.6 million and $3.9 million as of September 30, 2012 and December 31, 2011, respectively. The provision for cardholder losses is included in direct operating costs in the Condensed Consolidated Statements of Operations. The Company regularly updates its reserve estimate as new facts become known and events occur that may impact the settlement or recovery of losses.

Establishing the reserve for cardholder losses is an inherently uncertain process and the actual losses experienced by the Company may vary from the current estimate.

Note 3: Recent Accounting Pronouncements

New accounting pronouncements or changes in existing accounting pronouncements may have a significant effect on the Company’s results of operations, financial condition or net worth.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to the guidelines on presenting comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments are effective for the first reporting period beginning after December 15, 2011 and are to be applied retrospectively.  The Company adopted these amendments during the nine months ended September 30, 2012. The adoption of these amendments did not have a material effect on the Company’s condensed consolidated financial statements.

In July 2012, the FASB issued amendments to the guidelines for testing indefinite-lived intangible assets other than goodwill. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test described in FASB ASC Topic 350.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The Company anticipates adopting this amendment for its quarterly and annual reporting periods ending December 31, 2012. The adoption of these amendments is not expected to have a material effect on the Company’s consolidated financial statements.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4:  Investments

During the three months ended September 30, 2012, the Company purchased 50,000 shares of the common stock of MFG, the holding company of MetaBank, for $1.1 million. As of September 30, 2012, the Company owned a total of 200,000 shares of the common stock of MFG. The investments in MFG are available-for-sale securities and are included in the Condensed Consolidated Balance Sheets as a long-term investment.

As of September 30, 2012, the fair value of the Company’s investments in MFG was $4.9 million.

Note 5: Property, Equipment and Software

Property, equipment and software consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(in thousands of dollars)

Computer and office equipment	$21,189	$17,563
Computer software	36,258	31,812
Furniture and fixtures	1,476	1,431
Leasehold improvements	1,942	1,639
Construction in progress	7,539	4,013
	68,404	56,458
Less: Accumulated depreciation	(44,212)	(35,827)
	$24,192	$20,631

Property, equipment and software are assessed for impairment whenever events or circumstances indicate the carrying value of an asset group may not be fully recoverable. This assessment involves comparing the carrying value of an asset group to an estimate of its fair value based on the expected total future undiscounted cash flows associated with it. Impairment is recorded for long-lived assets in an amount equal to the excess of the carrying amount of the asset group over its estimated fair value. During the nine months ended September 30, 2012 and 2011, there were no events or circumstances indicating that the Company’s long-lived assets were impaired.

During the nine months ended September 30, 2011, the Company modified a capital lease arrangement with a software provider, extending it for one year and purchasing $1.9 million of additional computer software.  This software is included in property, equipment and software on the Company’s Condensed Consolidated Balance Sheets.

Depreciation expense for the three months ended September 30, 2012 and 2011 was approximately $2.7 million and $2.9 million, respectively. Depreciation expense for the nine months ended September 30, 2012 and 2011 was approximately $8.4 million and $8.6 million, respectively.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6: Intangible Assets

Intangible assets consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(in thousands of dollars)

Distributor and partner relationships	$26,426	$26,426
Trademarks and tradenames	10,615	10,615
Developed technology	7,261	7,261
Other	498	184
	44,800	44,486
Less: Accumulated amortization	(24,120)	(22,259)
	$20,680	$22,227

Amortization expense for the three months ended September 30, 2012 and 2011 was $0.4 million and $0.9 million, respectively.  Amortization expense for the nine months ended September 30, 2012 and 2011 was $1.9 million and $2.6 million, respectively.

Note 7: Accrued Expenses

Accrued expenses as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011
	(in thousands of dollars)
Commissions payable to distributors	$5,754	$5,057
Accrued wages and related personnel expenses	5,733	5,035
Other accrued expenses	12,728	10,845
	$24,215	$20,937

Note 8: Debt

As of September 30, 2012, the Company’s outstanding debt included $70.0 million of long-term borrowings under the Company’s revolving credit facility, under which SunTrust acts as administrative agent. This balance reflects net borrowing of $11.5 million under this facility during the nine months ended September 30, 2012.

Outstanding balances under the Company’s revolving credit facility are scheduled to mature in September 2015. During the nine months ended September 30, 2012, the outstanding borrowings under this facility bore interest at a weighted average rate of 3.0%.

Under the Company’s credit facility, letters of credit may be issued for a period of up to one year (subject to any automatic renewal provisions), although all such letters of credit must expire at least ten business days prior to the credit facility’s maturity date.  As of September 30, 2012, the Company had $6.2 million in letters of credit outstanding and had $8.8 million of unused letters of credit available.

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

The Company’s financial instruments include cash, cash equivalents, accounts receivable, long-term investments, investments in company-owned life insurance, accounts payable, obligations under its deferred compensation plan and borrowings under its revolving credit facility. As of September 30, 2012 and December 31, 2011, the fair values of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximated the carrying values of these instruments presented in the Company’s Condensed Consolidated Balance Sheets because of their short-term nature.

The following table is a summary of the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(in thousands of dollars)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011

Assets
Long-term investment
Equity security	4,850	2,497	—	—	—	—

Other assets
Investment in company-owned life insurance	2,018	1,411	—	—	—	—

Liabilities
Other liabilities
Deferred compensation	1,964	1,449	—	—	—	—

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

The Company had no transfers between Level 1, Level 2 or Level 3 assets during the nine months ended September 30, 2012.

As of September 30, 2012 and December 31, 2011, the Company’s long-term investments in MFG (see “Note 4”) were recorded at their fair value based on a quoted price in an active market (Level 1).

The Company’s obligations under its deferred compensation plan represent amounts deferred by participants under this plan. Amounts deferred by a participant are credited with earnings and investment gains and losses by assuming that the deferral was invested in one or more investment options selected by the participant from a family of money market funds and mutual funds chosen by the Company. These funds were recorded at their fair value as of September 30, 2012 and December 31, 2011 based on quoted prices in an active market (Level 1).

The Company’s investment in company-owned life insurance consists of life insurance policies on some of the participants in its deferred compensation plan and related investments in money market funds and mutual funds that were recorded at their fair value as of September 30, 2012 and December 31, 2011 based on quoted prices in an active market (Level 1). Under the Company’s deferred compensation program, the cash surrender value of the company-owned life insurance policies is invested in instruments and in amounts that mirror the investment elections made by participants in the Company’s deferred compensation plan.

As of September 30, 2012 and December 31, 2011, the fair value of the Company’s borrowings under its revolving credit agreement were categorized as a Level 2 liability within the hierarchy and approximated their carrying value based on prevailing market rates for borrowings with similar ratings and maturities.

The following table presents the amortized cost, gross unrealized gains and losses and fair value for the Company’s investment in MFG:

	September 30, 2012				December 31, 2011
	Amortized	Gross Unrealized			Amortized	Gross Unrealized
(in thousands of dollars)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Available-for-sale security
Equity security	4,305	545		4,850	3,209		(712)	2,497

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 10: Stockholders’ Equity

In August 2011 the Company created a new series of preferred stock consisting of 1,500,000 shares, par value of $0.001 per share, pursuant to the Company’s articles of incorporation which authorize the Company to issue up to 10,000,000 shares of $0.001 par value preferred stock.  The new series of preferred stock is designated as Series A Convertible Preferred Stock (the “Series A Stock”).

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

During the nine months ended September 30, 2011, JLL Partners Fund IV, LP and JLL Partners Fund V, LP (collectively “the JLL Funds”) exchanged 1,999,950 and 5,000,050 shares, respectively, of common stock held by them for an aggregate of 700,000 shares of Series A Stock in a transaction exempt from the registrations requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof. The JLL Funds beneficially owned more than five percent of the Company’s outstanding common stock as of September 30, 2012.  No commissions or other remuneration was or will be paid or given, directly or indirectly, to the JLL Funds or any other person in connection with the exchange. The shares of Series A Stock issued to the JLL Funds will be automatically re-converted into shares of common stock (at the rate of ten shares of common stock for each share of Series A Stock) if they are sold or otherwise transferred to a person (i) who is not affiliated with the JLL Funds, (ii) who would not, together with their affiliates, own or control shares of common stock representing 24.9% or more of the outstanding voting securities of the Company and (iii) whose acquisition of shares of common stock does not require prior approval or notice under any state law then applicable to the Company or its subsidiaries.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Treasury stock is accounted for under the cost method and is included as a component of stockholders’ equity.  In June 2011, the Company’s board of directors approved a $25 million share repurchase program. During the three months ended September 30, 2011, the Company repurchased approximately 2.1 million shares of common stock for $14.4 million.  During the nine months ended September 30, 2011, the Company repurchased approximately 3.3 million shares of common stock for $25.1 million. In November 2011, the Company’s board of directors approved a $25 million share repurchase program that was completed in February 2012.  The Company repurchased approximately 3.1 million shares of common stock under this program.

In June 2012, the Company’s board of directors approved an additional $75 million share repurchase program that was completed in September 2012.  The share repurchases were made through a 10b5-1 plan and block trades.  During the three months ended September 30, 2012, the Company repurchased approximately 7.2 million shares of common stock for $66.6 million. During the nine months ended September 30, 2012, the Company repurchased approximately 10.3 million shares of common stock for $92.6 million.

Certain of the stock options issued to the Company’s Chief Executive Officer (the “CEO”) prior to the Company’s initial public offering (“IPO”) in October 2010 contain rights to dividend equivalents.  The dividend equivalents relate to dividends paid by the Company in 2008 and are paid when the underlying options vest.  The Company paid $0.4 million in dividend equivalents during the nine months ended September 30, 2011. The Company did not pay any dividend equivalents during the nine months ended September 30, 2012.

Note 11: Share Based Payment

Summary of Stock Options and Restricted Stock Awards

During the nine months ended September 30, 2012, the Company granted 1.4 million options with a fair value of $6.6 million and issued 0.7 million shares of restricted stock with a fair value of $6.3 million to officers and employees under the Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan (the “2004 Plan”). In addition, the Company issued less than 0.1 million shares of restricted stock with a fair value of $0.1 million to members of its board of directors under the 2004 Plan, some of which were issued in lieu of cash retainer fees.  The options and restricted stock awards issued to employees generally vest in four equal installments on the four succeeding anniversaries of the grant date. The restricted stock awards issued to members of the board of directors vest on the one year anniversary of the grant date. Compensation expense associated with these equity awards is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.

The following table summarizes the assumptions used to value options issued during the nine months ended September 30, 2012:

Expected volatility	51.7% - 56.1%
Expected dividend yield	—
Expected term	6.3 - 7.1 years
Risk free rate	1.5% - 2.3%
Weighted-average fair value of options at grant date	$4.60

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

Employees purchased less than 0.1 million shares at a price of $7.81 during the three months ended September 30, 2012 and less than 0.1 million shares at a weighted average price of $7.17 during the nine months ended September 30, 2012 pursuant to the ESPP. For the three and nine months ended September 30, 2012, the Company recognized expense of less than $0.1 million and $0.1 million, respectively, associated with the ESPP. The intrinsic value of the shares purchased during each of the three and nine months ended September 30, 2012 was less than $0.1 million. The intrinsic value is calculated as the difference between the market price of the Company’s shares on the date of the purchase under the ESPP and the price paid for shares by participants in the ESPP, multiplied by the number of shares purchased.

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

During the three months ended September 30, 2012, the potential dilutive effect of 3.3 million stock options were excluded from the computation of diluted weighted average shares outstanding because they were anti-dilutive.  During the three months ended September 30, 2011, the potential dilutive effect of 2.2 million stock options was excluded from the computation of diluted weighted average shares outstanding because they were anti-dilutive. During the nine months ended September 30, 2012, the potential dilutive effect of 3.2 million stock options and less than 0.1 million restricted stock awards were excluded from the computation of diluted weighted average shares outstanding because they were anti-dilutive.  During the nine months ended September 30, 2011, the potential dilutive effect of 1.8 million stock options was excluded from the computation of diluted weighted average shares outstanding because they were anti-dilutive.  These excluded options and awards could potentially dilute earnings per share in the future.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following is a reconciliation of the numerator (net income) and the denominator (weighted average number of common shares) used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
	Common Stock	Common Stock
	(in thousands, except per share data)
Basic earnings per common share:
Net income	$4,397	$8,310
Less: Earnings distributed to participating securities	—	—
Less: Undistributed earnings allocated to participating securities	(487)	(450)
Undistributed earnings available to common stockholders	$3,910	$7,860
Weighted-average common shares outstanding used in basic calculation	71,545	82,947
Basic earnings per common share	$0.05	$0.09

Diluted earnings per common share:
Undistributed earnings available to common stockholders	$3,910	$7,860
Add: Earnings distributed to participating securities	—	—
Add: Undistributed earnings allocated to participating securities	487	450
Net income	$4,397	$8,310

Weighted-average common shares outstanding used in basic calculation	71,545	82,947
Weighted-average effect of dilutive securities:
Conversion of preferred stock to common stock	7,000	3,422
Options	3,930	2,952
Restricted stock	221	94
Weighted-average common shares outstanding used in diluted calculation	82,696	89,415
Diluted earnings per common share	$0.05	$0.09

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	Common Stock	Common Stock
	(in thousands, except per share data)
Basic earnings per common share:
Net income	$8,771	$23,669
Less: Earnings distributed to participating securities	—	(353)
Less: Undistributed earnings allocated to participating securities	(930)	(697)
Undistributed earnings available to common stockholders	$7,841	$22,619
Weighted-average common shares outstanding used in basic calculation	74,702	86,513
Basic earnings per common share	$0.10	$0.26

Diluted earnings per common share:
Undistributed earnings available to common stockholders	$7,841	$22,619
Add: Earnings distributed to participating securities	—	353
Add: Undistributed earnings allocated to participating securities	930	697
Net income	$8,771	$23,669

Weighted-average common shares outstanding used in basic calculation	74,702	86,513
Weighted-average effect of dilutive securities:
Conversion of preferred stock to common stock	7,000	1,141
Options	3,806	4,268
Restricted stock	153	211
Weighted-average common shares outstanding used in diluted calculation	85,661	92,133
Diluted earnings per common share	$0.10	$0.26

Note 13: Income Taxes

The following table presents the breakdown of the Company’s effective tax rate among federal, state, and other for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

U.S. federal income tax	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.5	3.0	2.4	2.8
Other	2.5	1.9	2.6	1.8
Income tax expense	40.0%	39.9%	40.0%	39.6%

In October 2012, the Company received a Notice of Proposed Adjustment from the Internal Revenue Service (“IRS”) pertaining to an ongoing IRS exam for the years ended December 31, 2010 and 2009  related to the Company’s research and development credits. This is not a final determination, and the Company continues to support the tax returns as originally filed and plans to contest any adjustments to its research and development credits.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 14: Commitments and Contingencies

Operating Leases

The Company has commitments under operating lease agreements, principally for office space, that extend through May 31, 2017. During the nine month period ended September 30, 2011, the Company executed leases for office space in Austin, Texas; Atlanta, Georgia; and Leawood, Kansas. During the three and nine months ended September 30, 2012, there were no material changes to the Company’s future minimum commitments under its operating leases.

As of September 30, 2012, future minimum operating lease commitments under non-cancelable leases were as follows:

(in thousands of dollars)
Remainder of 2012	$351
2013	1,555
2014	1,546
2015	1,619
2016	1,661
Thereafter	512
Total minimum payments	$7,244

Rent expense was $0.4 million for each of the three months ended September 30, 2012 and 2011, respectively. Rent expense was $1.1 million for each of the nine months ended September 30, 2012 and 2011, respectively.

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

As of September 30, 2012, future minimum commitments under non-cancelable service agreements were as follows:

(in thousands of dollars)
Remainder of 2012	$4,332
2013	19,154
2014	9,512
2015	4,972
2016	782
Thereafter	465
Total minimum payments	$39,217

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Guarantees

A significant portion of the Company’s business is conducted through retail distributors that provide load and reload services to cardholders at their locations. Members of the Company’s distribution and reload network collect cardholders’ funds and remit them by electronic transfer to the Issuing Banks for deposit in the cardholder accounts. The Company’s Issuing Banks typically receive cardholders’ funds no earlier than three business days after they are collected by the retailer. If any retailer fails to remit cardholders’ funds to the Company’s Issuing Banks, the Company typically reimburses the Issuing Banks for the shortfall created thereby. The Company manages the risk associated with this process through a formalized set of credit standards, volume limits and deposit requirements for certain retailers and by typically maintaining the right to offset any settlement shortfall against the commissions payable to the relevant retailer. To date, the Company has not experienced any significant losses associated with settlement failures and the Company had not recorded a settlement guarantee liability as of September 30, 2012 or December 31, 2011. As of September 30, 2012 and December 31, 2011, the Company’s estimated gross settlement exposure was $22.7 million and $17.1 million, respectively.

Cardholders can incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although the Company generally declines authorization attempts for amounts that exceed the available balance in a cardholder’s account, the application of the rules and regulations of the Networks, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees can, among other things, result in overdrawn card accounts. The Company also provides, as a courtesy and in its discretion, certain cardholders with a “cushion” that allows them to overdraw their card accounts by up to $10. In addition, certain of the Company’s eligible cardholders may enroll in the Issuing Banks’ overdraft protection programs and fund transactions that exceed the available balance in their accounts. The Company generally provides the funds used as part of these overdraft programs (MetaBank will advance the first $1.0 million on behalf of its cardholders) and is responsible to the Issuing Banks for any losses associated with any overdrawn account balances. As of September 30, 2012 and December 31, 2011, cardholders’ overdrawn account balances totaled $12.3 million and $9.0 million, respectively. As of September 30, 2012 and December 31, 2011, the Company’s reserves for the losses it estimates will arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to non-delivery of goods or services were $4.6 million and $3.9 million, respectively.

Alexsam Litigation

On October 24, 2007, Alexsam, Inc. filed suit against the Company’s subsidiary NetSpend Corporation (“NetSpend”) in the District Court of Travis County, Texas, 419th Judicial District, asserting breach of a license agreement entered into between NetSpend and Alexsam in 2004 and seeking monetary damages, attorneys’ fees, costs and interest.  The license agreement was entered into by the parties following Alexsam’s assertion and subsequent dismissal without prejudice of a claim of patent infringement against NetSpend in 2003. NetSpend asserted counterclaims against Alexsam for breach of contract. In April 2010, NetSpend filed a motion for summary judgment, and following a hearing, the court denied the motion without substantive comment. In October 2010, Alexsam filed an amended petition, which added a claim by Alexsam that NetSpend fraudulently induced Alexsam to give up its prior patent infringement claims against NetSpend and enter into the license agreement.  In November 2010, NetSpend removed the case to the United States District Court for the Western District of Texas.  In January 2011, the federal court remanded the case back to the Travis County District Court for the 419th Judicial District for further proceedings.  In February 2011, the Company filed a motion for partial summary judgment on Alexsam’s fraudulent inducement claim.  Following a hearing, the court denied the motion.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On April 26, 2012, the Court granted Alexsam’s motion for a directed verdict on the question of whether the contract terminated by its own terms in March 2005. Such a termination would have resulted in royalties ceasing to accrue after the termination date. The trial concluded on April 27, 2012 and the jury found that NetSpend had breached its license agreement with Alexsam and awarded Alexsam $18 million in royalties for the period from March 2004 through December 31, 2011. This amount does not include prejudgment interest or attorneys’ fees, which the Company estimates could approximate an aggregate of $6 million.  The jury found against Alexsam on its claim of fraudulent inducement. On July 3, 2012, NetSpend argued to the trial court that the amount of the jury’s verdict should be reduced through the application of a most favored nation pricing provision contained in the license. On August 22, 2012, the Court ruled that the most favored nation provision did not apply to Alexsam’s claims.

In October, 2012, NetSpend and Alexsam reached an agreement in principle pursuant to which the Company would pay $24 million to Alexsam in exchange for a fully paid up license under the patents underlying the dispute in this case.  This agreement is currently being documented.  The Company has recorded this litigation contingency as a current liability within its Condensed Consolidated Balance Sheet as of September 30, 2012.

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

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

TQP Development, LLC

TQP Development, LLC (“TQP”) filed a patent infringement case against NetSpend in the U.S. District Court for the Eastern District of Texas in February 2012. TQP asserted in its complaint that NetSpend has been infringing a patent issued in May of 1995 to Telequip Corporation based on the operation of encrypted portions of NetSpend’s website. TQP was seeking: a judgment that NetSpend has infringed its patent; an injunction prohibiting NetSpend from continuing to infringe its patent; damages for NetSpend’s alleged prior infringing activity; and attorneys’ fees and costs. NetSpend filed an answer denying all of the substantive allegations of TQP’s complaint in May 2012.  Following discussions, this litigation was dismissed without prejudice in August 2012.

Florida Office of the Attorney General

In May 2011, NetSpend, along with a number of other participants in the prepaid debit card industry, received a subpoena from the Florida Attorney General’s office requesting information regarding NetSpend’s marketing materials, fees charged to cardholders and the disclosures provided to them. NetSpend completed its initial documentary response to this request in June 2011. In October 2012, NetSpend, while denying that the Florida’s Attorney General’s office had jurisdiction over it and denying that it had failed to comply with applicable law, entered into an Assurance of Voluntary Compliance (the “AVC”) with the Florida Attorney General’s office documenting NetSpend’s commitment to continue to recommend to the Issuing Banks that they utilize clear and effective communications when marketing cards to Florida consumers.  Under the AVC, NetSpend will reimburse the Florida Attorney General’s office for the cost of its investigation and make a contribution to a non-profit entity that promotes financial literacy among young people.  NetSpend does not believe that compliance with the AVC will require material modifications to its method of doing business.

Inter National Bank

In 2009, NetSpend, in conjunction with two of its Issuing Banks, identified funds related to several years of chargebacks and fee-related recoveries from card associations that were being retained by NetSpend’s Issuing Banks and that should have been paid to NetSpend.  It was determined that one Issuing Bank owed NetSpend approximately $4.8 million and that another Issuing Bank owed NetSpend approximately $5.8 million.  It was also determined that one of NetSpend’s Issuing Banks was holding approximately $10.0 million that should have been allocated to the other Issuing Bank. The parties entered into an agreement providing for the appropriate payment and distribution of the funds at issue and agreed to release and discharge each other from any further claims and disputes related to this matter.

On July 13, 2012, Inter National Bank (“INB”), one of NetSpend’s Issuing Banks and a party to the 2009 settlement, filed a lawsuit against NetSpend in the 398th District Court of Hidalgo County, Texas related to the settlement and various related issues.  In general, INB’s claims relate to an asserted cumulative $10.5 million shortfall (overdraft) in certain administrative accounts at INB that are associated with the NetSpend card program. There is no deficit or other irregularity in the account where cardholder funds are held.  INB seeks a declaration that it has no liability for the shortfall and that the shortfall is instead NetSpend’s responsibility. Related to the shortfall and the surrounding circumstances, INB has also asserted claims against NetSpend for breach of contract, fraud/failure to disclose, breach of fiduciary duty, negligence, and unjust enrichment.  INB also seeks an accounting of all transactions that flowed through INB’s accounts from April 21, 2009 to July 31, 2011. INB seeks to recover from NetSpend its damages and its costs and attorneys’ fees incurred in connection with the lawsuit.  INB also asserted “provisional claims” of negligence and unjust enrichment against BDO Seidman, an accounting firm

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

involved with the 2009 settlement, and MetaBank, which was also a party to the 2009 settlement, in the event INB suffers any loss in connection with the alleged shortfall.  Neither BDO Seidman nor MetaBank has been served or appeared in the lawsuit.

NetSpend has filed a counterclaim against INB, which alleges that INB has refused, in contravention of the requirements of the contract between NetSpend and INB, to transfer the cardholder accounts to a successor bank and that INB has threatened to stop administering the cardholder accounts, which NetSpend alleges INB is required to continue to administer until the account transfer is completed.  NetSpend’s counterclaim seeks a declaration that INB may not refuse to complete the account transfer based on the status of the shortfall, that INB cannot condition completion of the account transfer on resolution of the shortfall, that INB cannot refuse to continue to administer the NetSpend card accounts at this time and that NetSpend has no liability for the shortfall.

When INB filed its lawsuit, INB obtained a temporary restraining order enjoining NetSpend from allowing the total amount in several of INB’s accounts to fall below $10.5 million.  This order expired on August 1, 2012.  On August 10, 2012, the parties agreed to an interim order, which provided that NetSpend would deposit money into one or more accounts at INB if necessary to maintain the NetSpend-related accounts at INB at or above a total balance of $10.5 million, with any such money so deposited to be returned to NetSpend upon expiration of the interim order. The agreed interim order also required INB to continue to administer the NetSpend card program in the ordinary course.  This order was extended several times and expired on October 22, 2012. NetSpend did not deposit any funds with INB pursuant to this order.

On October 22, 2012, NetSpend and INB agreed to the entry of an order pursuant to which: (i) the parties agreed to undertake their best efforts to move the existing pooled INB cardholder account to another Issuing Bank on or before December 31, 2012 (or by February 16, 2013 if the parties are making substantial progress but the December 31 deadline cannot be met despite the good faith efforts of the parties), (ii) INB will continue to administer its card program in the ordinary course pending the account transfer and, (iii) NetSpend will contribute any funds needed to maintain an aggregate non-negative balance in the accounts at INB associated with the INB card program and to cause the accounts associated with the INB card program to close with a zero balance after completion of the account transfer.  The Company currently estimates that the amount required to balance the accounts will be approximately $10.5 million and the Company has established a reserve in this amount for this contingency and correspondingly recognized a pretax operating expense during the three months ended September 30, 2012 for a like amount.

NetSpend agreed to make this contribution to ensure an orderly migration of the INB portfolio to another Issuing Bank (the INB portfolio represents approximately 10% of the Company’s outstanding GPR cards), and the parties have stipulated that NetSpend’s agreement to fund the asserted deficiency is not to be construed as an admission by NetSpend that it has any liability for the shortfall or to prejudice its claim that INB is solely responsible for the amount of the shortfall.  NetSpend’s contribution of funds will be reimbursable to NetSpend at the conclusion of the litigation, subject to the terms of any final judgment. Further proceedings in this case have been suspended pending the completion of the transfer of the INB card portfolio, after which time liability for the shortfall will be determined by a trial between NetSpend and INB.

NetSpend intends to vigorously contest INB’s suit and to vigorously pursue its own counterclaims as appropriate.  There is no scheduling order or trial date set at this time. NetSpend is in process of determining whether its existing insurance coverage applies should any monetary settlement be reached with INB in the future.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

MiCash, Inc.

MiCash, Inc. (“MiCash”) filed a patent infringement case against NetSpend in the U.S. District Court for the Eastern District of Texas in April 2012. MiCash asserts in its complaint that NetSpend has been infringing a patent (United States Patent No. 7,258,274) issued in August of 2007 to MiCash because NetSpend has, among other things, allegedly used, sold or offered to sell prepaid card services which permit and authorize transfers of funds between prepaid debit cards. MiCash is seeking: a judgment that NetSpend has infringed its patent; an injunction prohibiting NetSpend from continuing to infringe its patent; damages for NetSpend’s alleged prior infringing activity; attorneys’ fees and costs; and if NetSpend’s infringement of the patent at issue is determined to be willful, enhanced damages. On June 18, 2012, NetSpend answered the complaint denying all of MiCash’s allegations, raising affirmative defenses and asserting counterclaims for declaratory judgment of non-infringement and invalidity. Discovery began in August 2012. The Company has not established reserves or ranges of possible loss related to these proceedings as, at this time, it has not been determined that a loss is probable and the amount of any possible loss is not reasonably estimable.

Other

In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. Management believes that the outcomes of such actions or proceedings will not have a material effect on the Company’s financial position, results of operations, cash flows or liquidity.

Note 15: Employee Benefit Plans

The Company has established a defined contribution retirement plan under section 401(k) of the Internal Revenue Code (the “401(k) Plan”). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation, not to exceed a federally specified maximum ($17,000 for 2012, plus $5,500 for employees age 50 or older), on a pre-tax basis. The Company contributes to the program by matching funds based on a percentage of the employee’s contribution.  The Company matches 100% of the first 3% of wages contributed by an employee and 50% of the next 2% of wages contributed by that employee.  The Company is also permitted to make a profit-sharing contribution as determined annually at the discretion of the board of directors. For each of the three months ended September 30, 2012 and 2011, the Company’s match under the 401(k) Plan was approximately $0.2 million.  For each of the nine months ended September 30, 2012 and 2011, the Company’s match under the 401(k) Plan was approximately $0.7 million.  No profit-sharing contributions were made during the three or nine months ended September 30, 2012 and 2011.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company has a deferred compensation plan (the “Deferral Plan”) for the benefit of certain of its eligible employees. Participating employees may defer a certain percentage of their base salary and annual bonus.  These percentages are determined on an annual basis by the Company’s compensation committee.  For the current Deferral Plan year, participating employees may defer up to 80% of their salary and 100% of their annual bonus. Amounts deferred by a participant are credited with earnings and investment gains and losses by assuming that the deferral was invested in one or more investment options selected by the participants from a family of money market funds and mutual funds chosen by the Company. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of the participating employees. The amount of any Company contributions is discretionary and subject to change. The Company did not make any discretionary contributions to the Deferral Plan during the three or nine months ended September 30, 2012 and 2011. Each employee’s deferrals, together with any earnings or losses thereon, are accrued as part of the unsecured, other non-current liabilities of the Company. The deferred compensation liability was $2.0 million and $1.4 million as of September 30, 2012 and December 31, 2011, respectively.

To offset this liability, the Company has purchased life insurance policies on some of the plan participants. The Company is the owner and beneficiary of the policies and these policies are intended to produce cash to help fund the Company’s obligations under the Deferral Plan. The Company intends to hold the life insurance policies until the death of the plan participants. The net cash surrender value of these life insurance policies was $2.0 million and $1.4 million as of September 30, 2012 and December 31, 2011, respectively. The cash surrender value of the policies is invested in instruments that mirror the investment decisions made by participants in the deferred compensation plan. The aggregate death benefits payable to the Company under the life insurance policies are included on the accompanying Condensed Consolidated Balance Sheets in other assets.

Note 16: Related Party Transactions

ACE

The JLL Funds own approximately 97% of ACE, the Company’s largest distributor. The JLL Funds beneficially owned more than five percent of the Company’s outstanding common stock as of September 30, 2012. The Company incurred expenses from transactions with ACE of $12.6 million and $9.7 million for the three months ended September 30, 2012 and 2011, respectively, and $37.0 million and $30.4 million for the nine months ended September 30, 2012 and 2011, respectively. Although revenues generated from cardholders acquired at ACE locations represented more than one-third of the Company’s revenues during the three and nine months ended September 30, 2012 and 2011, the portion of those revenues earned from transactions directly with ACE were $1.3 million and $1.1 million for the three months ended September 30, 2012 and 2011, respectively, and $4.3 million and $3.6 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, $3.3 million and $3.2 million, respectively, was payable to ACE.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Sutherland

Oak Investment Partners X, LP and Oak X Affiliates Fund, LP (collectively “Oak”) own in excess of 10% of Sutherland Global Services, Inc. (“Sutherland”), one of the Company’s external customer service providers. Oak beneficially owned more than five percent of the Company’s outstanding common stock as of September 30, 2012. The Company incurred expenses from transactions with Sutherland of $1.5 million and $2.1 million during the three months ended September 30, 2012 and 2011, respectively, and $4.5 million and $6.8 million during the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, $1.0 million and $0.6 million, respectively, was payable to Sutherland.

Vesta

Oak owns in excess of 10% of Vesta Corporation (“Vesta”), which provides reload services to the Company’s cardholders. The Company earned revenues from transactions with Vesta of $0.1 million during each of the three months ended September 30, 2012 and 2011, and $0.3 million and $0.5 million during the nine months ended September 30, 2012 and 2011, respectively. Additionally, the Company incurred expenses from transactions with Vesta of $0.1 million during each of the three months ended September 30, 2012 and 2011, and $0.3 million and $0.5 million during the nine months ended September 30, 2012 and 2011, respectively.

Birardi Investments, LLC; Henry CJ1, LLC

Pursuant to his employment agreement, the Company reimburses its CEO for up to $0.5 million of expenses per year related to the use of private aircraft while traveling on Company business. Birardi (“Birardi”) Investments, LLC and Henry CJ1, LLC (“Henry CJ1”), airplane leasing companies owned by the CEO, supply aircraft that is used for this travel. Birardi was paid less than $0.1 million during each of the three months ended September 30, 2012 and 2011, and less than $0.1 million and $0.1 million during the nine months ended September 30, 2012 and 2011, respectively.  Henry CJ1 was paid $0.1 million during each of the three months ended September 30, 2012 and 2011, and $0.2 million and $0.1 million during the nine months ended September 30, 2012 and 2011, respectively.

Note 17: Subsequent Events

Henry Employment Agreement

On October 5, 2012, the Company entered into an amendment to the Amended and Restated Employment Agreement, dated as of September 17, 2010 (the “Employment Agreement”), between it, NetSpend and Daniel R. Henry, an individual resident of the State of Kansas and the Chief Executive Officer (“CEO”) of the Company (the “Executive”). Under the Amendment, if during the term of the Executive’s employment and following a “Change of Control” (as such term is defined in that certain Performance Based Option granted to the Executive on March 11, 2008 (the “Option”)), NetSpend terminates the further employment of the Executive without “Cause” (as such term is defined in the Employment Agreement) or the Executive resigns from further employment with NetSpend for “Good Reason” (as such term is defined in the Employment Agreement), the severance payable to the Executive will be equal to 48 months of his base salary instead of the 24 months of base salary otherwise provided for by the Employment Agreement. The amendment also provides that any severance payable to the Executive under the Employment Agreement will be paid on the fortieth business day following the relevant termination date and documents a prior revision to the Executive’s private aircraft reimbursement allowance.

In addition, the Company amended the time-based portion (the “Time-Based Portion”) of the Option (608,646 shares at $3.53 per share; time-based vesting on February 5, 2014 (the “Time-Based Vesting Date”)) to provide that the vesting of such portion of the Option will be accelerated upon any termination of the Employment Agreement by NetSpend without Cause or by the Executive for Good Reason following, in each case, a Change of Control. The vesting of the Time-Based Portion of the Option will also be accelerated if a Change in Control occurs prior to the Time-Based Vesting Date if the Time-Based Portion of the Option is not assumed by or substituted for new options covering the stock of the surviving, successor or purchasing corporation involved in the Change of Control.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Inter National Bank

On October 22, 2012, NetSpend and INB agreed to the entry of an order pursuant to which: (i) the parties agreed to undertake their best efforts to move the existing pooled INB cardholder account to another Issuing Bank on or before December 31, 2012 (or by February 16, 2013 if the parties are making substantial progress but the December 31 deadline cannot be met despite the good faith efforts of the parties), (ii) INB will continue to administer its card program in the ordinary course pending the account transfer and, (iii) NetSpend will contribute any funds needed to maintain an aggregate non-negative balance in the accounts at INB associated with the INB card program and to cause the accounts associated with the INB card program to close with a zero balance after completion of the account transfer. See Note 14. “Commitments and Contingencies” for a further discussion of this matter.

Equity Awards

On October 29, 2012, the Company granted an aggregate of approximately 1.0 million shares of performance-based restricted stock (the “Awards”) to its executive and other senior officers. The vesting of the Awards is contingent upon the Company’s adjusted net income for 2015 meeting or exceeding certain target thresholds established by the Compensation Committee of the Company’s Board of Directors. Adjusted net income is computed by adjusting net income or net loss to remove tax-effected amortization expense, stock-based compensation, non-recurring gains and losses and other items.  40% of the Awards will vest if the threshold adjusted net income level is achieved, an additional 40% will vest if the targeted adjusted net income level is met and the entire Award will vest if the maximum adjusted net income target is equaled or exceeded. Any portion of the Awards that does not vest will be forfeited. The vesting of the Awards is subject to acceleration upon any change in control of the Company. A copy of the form of the agreement evidencing the Awards is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2.

The following executive officers received Awards in the amounts shown below:

Name	Number of Shares
Daniel R. Henry	150,000
Charles J. Harris	130,208
George W. Gresham	182,292
Anh Vazquez	130,208
Steven F. Coleman	78,125
James P. Jerome	41,667
James H. DeVoglaer	41,667

The Company also authorized the CEO to award up to an aggregate of 125,000 additional Awards to employees of the Company who did not receive an Award on October 29, 2012, with no Award recipient to receive a grant of more than 10,000 shares.

The Company also made a time-based award of restricted stock (165,000 shares) to Anh Vazquez as a retention incentive. This award will vest in its entirety on October 29, 2014, provided that Ms. Vazquez remains in the employ of the Company through such date. Apart from the vesting schedule the terms and conditions of this award are substantially the same as the Company’s standard form of Restricted Stock Agreement (Employee). A copy of the form of the agreement evidencing this award is attached to this Quarterly Report on Form 10-Q as Exhibit 10.3.

On October 29, 2012, the Company also issued an aggregate of approximately 0.1 million shares of restricted stock and granted an aggregate of approximately 0.1 million options to 23 employees.

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

Overview

NetSpend is a leading program manager for FDIC-insured depository institutions that issue general-purpose reloadable prepaid debit cards, or GPR cards, and provide related alternative financial services to underbanked consumers in the United States. The programs managed by the Company empower underbanked consumers by providing them with innovative and affordable financial products and services tailored to meet their particular financial services needs and preferences in a manner that traditional banking institutions have not historically met. In addition, the products and services we manage provide our retail distributors an opportunity to enhance their customer relationships and generate incremental, ongoing revenue streams.

Cardholders may use their GPR cards to make purchase transactions at any merchant that participates in the MasterCard, Visa or PULSE networks and to withdraw funds from participating ATMs. MetaBank holds the majority of the cardholder funds. We own approximately 4.9% of the outstanding equity interests in Meta Financial Group, Inc. (“MFG”), MetaBank’s holding company.

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

We are pursuing a bank diversification strategy pursuant to which we intend to distribute our card issuing activities across at least three issuing banks, in addition to the banks that issue our payroll cards. We are focused on doing so in a manner that balances our diversification strategy with the protection of existing cardholder and direct deposit relationships and other operational considerations. In furtherance of this strategy we entered into an agreement with The Bancorp Bank (“Bancorp”) in January 2011 pursuant to which Bancorp serves as an Issuing Bank for some of our new and existing card programs, including the cards we distribute through traditional retailers. We have also signed an agreement with BofI Federal Bank (“BofI”) pursuant to which we will manage GPR and payroll cards to be issued by it. We are in the process of developing the interfaces necessary for BofI to integrate with our technology platforms. We are continuing our discussions with other prospective issuing banks.

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

U.S. Bank (“USB”) and SunTrust Bank (“SunTrust”) act as issuers of our payroll cards. We currently intend to transfer the USB portfolio to BofI. Our contract with SunTrust has been extended to September 2015. We are actively seeking to sign agreements with additional banks to act as issuers of payroll cards. As a result of these efforts, we signed an agreement with Regions Bank pursuant to which we will act as the program manager for the payroll cards to be issued by it.

Recent Developments

Share Repurchase Programs

In November 2011, our board of directors approved a $25 million share repurchase program that was completed in February 2012.  In June 2012, our board of directors approved a $75 million share repurchase program that was completed in August 2012. The share repurchases were made through a 10b5-1 plan and through block trades. We intend to hold the repurchased shares in treasury for general corporate purposes. During the nine months ended September 30, 2012, we repurchased approximately 10.3 million shares of common stock at an average price of $9.00 per share pursuant to these programs. The average price paid per share is calculated on a trade date basis and excludes commissions.

INB

In July 2012, we and INB began litigation over our respective contractual obligation in connection with the wind-down of INB’s portfolio. Refer to Note 14. “Commitments and Contingencies” to the Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of this matter.

Key Business Metrics

As a leading provider of GPR cards and related alternative financial services to underbanked consumers, we evaluate a number of business metrics to monitor our performance and manage our business. We believe the following metrics are the primary indicators of our performance.

Number of Active Cards — represents the total number of GPR cards that have had a PIN or signature-based purchase transaction, a load transaction at a retailer location or an ATM withdrawal within three months of the date of determination. The programs we manage had approximately 2,287,000 and 2,061,000 active cards as of September 30, 2012 and 2011, respectively.

Number of Active Cards with Direct Deposit — represents the number of active cards that have had a direct deposit load within three months of the date of determination.  We managed 1,018,000 and 816,000 direct deposit active cards as of September 30, 2012 and 2011, respectively. Our strategy is to focus on increasing the number of cards that receive direct deposits because cardholders who use direct deposit generate more revenue for us than those who do not.  Additionally, consumers who receive direct deposits tend to remain in our programs longer than non-direct deposit cardholders.

Percentage of Active Cards with Direct Deposit — represents the percentage of active GPR cards that have had a direct deposit load within three months of the date of determination. The percentage of active cards that were direct deposit active cards as of September 30, 2012 and 2011 was approximately 45% and 39%, respectively.

Gross Dollar Volume (“GDV”) — represents the total dollar volume of debit transactions and cash withdrawals made using the GPR cards we manage. Our gross dollar volume was $3.1 billion and $2.6 billion for the three months ended September 30, 2012 and 2011, respectively, and $9.9 billion and $8.4 billion for the nine months ended September 30, 2012 and 2011, respectively. Approximately 82.7% and 79.2% of the gross dollar volume for the three months ended September 30, 2012 and 2011, respectively, was made using active cards with direct deposit. Approximately 82.3% and 77.1% of the gross dollar volume for the nine months ended September 30, 2012 and 2011, respectively, was made using active cards with direct deposit.

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

We earn revenues from a portion of the interchange fees remitted by merchants when cardholders make purchases at their locations using their GPR cards. Subject to applicable law, interchange fees are fixed by the card associations and network organizations (the “Networks”). Interchange revenues are recognized net of sponsorship, licensing and processing fees charged by the Networks for services they provide in processing transactions routed through them. Interchange revenue is recognized during the period that the purchase transactions occur. Also included in interchange revenue are fees earned from branding agreements with the Networks.

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

Advertising, Marketing and Promotion Costs — Advertising, marketing and promotion costs primarily consist of the costs of our efforts to market the products we manage to potential cardholders including direct mailings, internet and television advertising, promotional events run in conjunction with our distributors, conferences, trade shows and the creation of marketing collateral and other materials.

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

Income Tax Expense

Income tax expense primarily consists of corporate income taxes on our profits.

Condensed Consolidated Statements of Operations Data (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands of dollars)

Operating Revenues	$84,893	$74,324	$261,620	$229,493

Operating Expenses
Direct operating costs	39,559	34,483	126,423	110,105
Salaries, benefits and other personnel expenses	13,770	12,858	41,731	40,579
Advertising, marketing and promotion costs	4,726	3,261	13,623	10,993
Other general and administrative costs	5,562	5,320	16,071	15,623
Depreciation and amortization	3,107	3,794	10,289	11,234
Other losses	10,300	324	37,148	324
Total operating expenses	77,024	60,040	245,285	188,858

Operating income	7,869	14,284	16,335	40,635

Other Income (Expense)
Interest income	39	28	109	78
Interest expense	(580)	(489)	(1,827)	(1,494)
Total other expense	(541)	(461)	(1,718)	(1,416)

Income before income taxes	7,328	13,823	14,617	39,219

Provision for income taxes	2,931	5,513	5,846	15,550

Net income	$4,397	$8,310	$8,771	$23,669

Consolidated Statements of Operations Data as a Percentage of Total Revenues (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Operating Revenues	100.0%	100.0%	100.0%	100.0%

Operating Expenses
Direct operating costs	46.6	46.4	48.3	48.0
Salaries, benefits and other personnel expenses	16.2	17.3	16.0	17.7
Advertising, marketing and promotion costs	5.6	4.4	5.2	4.8
Other general and administrative costs	6.5	7.2	6.1	6.8
Depreciation and amortization	3.7	5.1	3.9	4.9
Other losses	12.1	0.4	14.2	0.1
Total operating expenses	90.7	80.8	93.7	82.3

Operating income	9.3	19.2	6.3	17.7

Other Income (Expense)
Interest income	—	—	—	—
Interest expense	(0.7)	(0.6)	(0.7)	(0.6)
Total other expense	(0.7)	(0.6)	(0.7)	(0.6)

Income before income taxes	8.6	18.6	5.6	17.1

Provision for income taxes	3.4	7.4	2.2	6.8

Net income	5.2%	11.2%	3.4%	10.3%

Comparison of Three Months Ended September 30, 2012 and 2011 (unaudited)

Operating Revenues

Operating Revenues — Our operating revenues totaled $84.9 million during the three months ended September 30, 2012, an increase of $10.6 million, or 14.3%, from the $74.3 million seen in the comparable period during 2011. Service fees represented approximately 78.2% of our revenue for the three months ended September 30, 2012 with the balance of our revenue consisting of interchange fees. Service fee revenue increased $7.9 million, or 13.5%, from $58.5 million in the three months ended September 30, 2011 to $66.4 million in the comparable period in 2012. The increase in service fee revenue was substantially driven by the increase in direct deposit accounts (cardholders with direct deposit generally initiate more transactions and generate more revenues for us than those that do not take advantage of this feature) and, to a lesser extent, an expansion of product features across our direct deposit customer base.

Interchange revenue represented approximately 21.8% of our operating revenues for the three months ended September 30, 2012 and 21.3% for the comparable period in 2011. Interchange revenue increased $2.7 million, or 17.1%, from $15.8 million in the three months ended September 30, 2011 to $18.5 million in the comparable period in 2012. This increase was primarily the result of a 19.2% increase in our gross dollar volume, offset by rate declines caused primarily by regulatory changes of the Durbin amendment which affects larger financial institutions, including some of our issuing banks.

Operating Expenses

The following table presents the breakdown of our operating expenses among direct operating costs, personnel costs, advertising and marketing costs, other general and administrative costs, depreciation and amortization and other components of operating expenses:

	Three Months Ended September 30,
	2012		2011
	Amount	Percentage of Total Operating Revenues	Amount	Percentage of Total Operating Revenues	Change
	(in thousands of dollars)

Direct operating costs	$39,559	46.6%	$34,483	46.4%	$5,076
Salaries, benefits and other personnel costs	13,770	16.2	12,858	17.3	912
Advertising, marketing and promotion costs	4,726	5.6	3,261	4.4	1,465
Other general and administrative costs	5,562	6.5	5,320	7.2	242
Depreciation and amortization	3,107	3.7	3,794	5.1	(687)
Other losses	10,300	12.1	324	0.4	9,976
Total operating expenses	$77,024	90.7%	$60,040	80.8%	$16,984

Direct Operating Costs — Our direct operating costs were $39.6 million during the three months ended September 30, 2012, an increase of $5.1 million, or 14.7%, from the comparable period in 2011.  As a percentage of revenues, our direct operating costs increased from 46.4% of revenues in the third quarter of 2011 to 46.6% in the third quarter of 2012.  This net increase, as a percentage of revenue, was primarily caused by increased investments in direct-to-consumer acquisition activities, such as direct mail. This percentage increase was partially offset by a decrease, as a percentage of revenue, in commissions paid to our distributors caused by a greater proportion of cardholder loads being generated through our online, direct marketing and traditional retail channels because we do not pay distributor commissions on these loads.

Salaries, Benefits and Other Personnel Costs — Our salaries, benefits and other personnel costs were $13.8 million in the three months ended September 30, 2012, an increase of $0.9 million, or 7.0%, from the comparable period in 2011.  As a percentage of revenues, our salaries, benefits and personnel costs decreased from 17.3% of revenues in the third quarter of 2011 to 16.2% in the third quarter of 2012.  This decrease was primarily the result of flat levels of stock based compensation expenses during a period of increasing revenues, and, to a lesser extent, an increase in capitalized personnel costs (which has the effect of reducing salaries, benefits and other personnel costs) associated with the internal development of software for our processing platforms.

Advertising, Marketing and Promotion Costs — Our advertising, marketing and promotion costs were $4.7 million in the three months ended September 30, 2012, an increase of $1.4 million, or 42.4%, from the comparable period in 2011. As a percentage of revenues, our advertising, marketing and promotion costs increased from 4.4% of revenues in the third quarter of 2011 to 5.6% in the third quarter of 2012. This increase was due to an increase our investment in direct-to-consumer marketing through internet, television, radio and direct mail advertising. We expect to see increased investment in our advertising costs in future periods.

Other General and Administrative Costs — Our other general and administrative costs were $5.6 million in the three months ended September 30, 2012, which was relatively consistent with the $5.3 million spent during the comparable period in 2011.

Depreciation and Amortization — Our depreciation and amortization costs were $3.1 million in the three months ended September 30, 2012, a decrease of $0.7 million, or 18.4% from the comparable period in 2011. This decrease was primarily the result of fully amortizing certain long-lived assets during the second quarter of 2012.

Other Losses — Other losses of $10.3 million in the three months ended September 30, 2012 consists of legal contingencies and settlements. Other losses of $0.3 million in the three months ended September 30, 2011 were related to severance costs incurred in connection with the consolidation of some of our processing platforms and call center activities.

Other Income (Expense)

Other expenses were $0.6 million during the three months ended September 30, 2012, which was relatively consistent with the comparable period in 2011.

Income Tax Expense

The following table presents the breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended
	September 30,
	2012	2011

U.S. federal income tax	35.0%	35.0%
State income taxes, net of federal benefit	2.5	3.0
Other	2.5	1.9
Income tax expense	40.0%	39.9%

Our total income tax expense was $2.9 million during the three months ended September 30, 2012, a decrease of $2.6 million, or 47.3%, from the comparable period in 2011. This decrease was primarily the result of a period-over-period decrease in our taxable income.

Comparison of Nine Months Ended September 30, 2012 and 2011 (unaudited)

Operating Revenues

Operating Revenues — Our operating revenues totaled $261.6 million in the nine months ended September 30, 2012, an increase of $32.1 million, or 14.0%, from the $229.5 million seen in the comparable period in 2011. Service fees represented approximately 77.2% of our revenue for the nine months ended September 30, 2012 with the balance of our revenue consisting of interchange fees.  Service fee revenue increased $24.5 million, or 13.8%, from $177.4 million in the nine months ended September 30, 2011 to $201.9 million in the comparable period in 2012.  The increase in service fee revenue was substantially driven by the increase in direct deposit accounts (cardholders with direct deposit generally initiate more transactions and generate more revenues for us than those that do not take advantage of this feature), and to a lesser extent, an expansion of product features across our direct deposit customer base.

Interchange revenue represented approximately 22.8% of our operating revenues for the nine months ended September 30, 2012 as compared to 22.7% during the same period in the prior year.  Interchange revenue increased $7.6 million, or 14.6%, from $52.1 million in the nine months ended September 30, 2011 to $59.7 million in the comparable period in 2012. This increase was primarily the result of a 17.9% increase in our gross dollar volume, offset in part by a shift toward proportionally greater ATM usage (which does not generate interchange revenue) as our percentage of active cards with direct deposit has increased, combined with a decrease by the associations in interchange rates related to pinless bill pay transactions.  Direct deposit cardholders tend to use ATM withdrawals more often than non-direct deposit cardholders.

Operating Expenses

The following table presents the breakdown of our operating expenses among direct operating costs, personnel costs, advertising and marketing costs, other general and administrative costs, depreciation and amortization and other components of operating expenses:

	Nine Months Ended September 30,
	2012		2011
	Amount	Percentage of Total Operating Revenues	Amount	Percentage of Total Operating Revenues	Change
	(in thousands of dollars)

Direct operating costs	$126,423	48.3%	$110,105	48.0%	$16,318
Salaries, benefits and other personnel costs	41,731	16.0	40,579	17.7	1,152
Advertising, marketing and promotion costs	13,623	5.2	10,993	4.8	2,630
Other general and administrative costs	16,071	6.1	15,623	6.8	448
Depreciation and amortization	10,289	3.9	11,234	4.9	(945)
Other losses	37,148	14.2	324	0.1	36,824
Total operating expenses	$245,285	93.7%	$188,858	82.3%	$56,427

Direct Operating Costs — Our direct operating costs were $126.4 million in the nine months ended September 30, 2012, an increase of $16.3 million, or 14.8%, from the comparable period in 2011. Our direct operating costs increased from 48.0% of revenue during the nine months ended September 30, 2011 to 48.3% of revenue during the first nine months of 2012.  This net increase, as a percentage of revenue, was primarily caused by an increase in investment in direct-to-consumer acquisition activities and an increase in our provision for fraud-related losses. This percentage increase was partially offset by a decrease, as a percentage of revenue, in commissions paid to our distributors caused by a greater proportion of cardholder loads being generated through our online, direct marketing and traditional retail channels because we do not pay distributor commissions on these loads.

Salaries, Benefits and Other Personnel Costs — Our salaries, benefits and other personnel costs were $41.7 million in the nine months ended September 30, 2012, an increase of $1.2 million, or 2.8%, from the comparable period in 2011.  As a percentage of revenues, our salaries, benefits and other personnel costs decreased from 17.7% of revenues in the first nine months of 2011 to 16.0% in the comparable period in 2012. This decrease was primarily the result of slightly lower levels of stock based compensation expenses during a period of increasing revenues, and, to a lesser extent, an increase in capitalized personnel costs (which has the effect of reducing salaries, benefits and other personnel costs) associated with the internal development of software for our processing platforms.

Advertising, Marketing and Promotion Costs — Our advertising, marketing and promotion costs were $13.6 million in the nine months ended September 30, 2012, an increase of $2.6 million, or 23.6%, from the comparable period in 2011. This increase was due to an increase in our investment in direct-to-consumer marketing through internet, television, radio and direct mail advertising.  We expect to see increased investment in our advertising costs in future periods.

Other General and Administrative Costs — Our other general and administrative costs were $16.1 million in the nine months ended September 30, 2012, which was relatively consistent with the $15.6 million in the comparable period in 2011.

Depreciation and Amortization — Our depreciation and amortization costs were $10.3 million during the nine months ended September 30, 2012, a decrease of $0.9 million, or 9.6% from the comparable period in 2011. This decrease was primarily the result of fully amortizing certain long-lived assets during the nine months ended September 30, 2012.

Other Losses — Other losses of $37.1 million in the nine months ended September 30, 2012 primarily related to accruals for legal contingencies and settlements. Other losses of $0.3 million in the nine months ended September 30, 2011 were related to severance costs incurred in connection with the consolidation of some of our processing platforms and call center activities.

Other Income (Expense)

Other expenses were $1.7 million during the nine months ended September 30, 2012, an increase of $0.3 million, or 21.4% from the comparable period in 2011. This increase was primarily caused by a higher weighted average interest rate on borrowings under our revolving credit facility during the nine months ended September 30, 2012 compared to the comparable period in 2011 as well as higher letter of credit fees under this facility caused by an increase in the amount of letters of credit outstanding during the nine months ended September 30, 2012 as compared to the comparable period in 2011.

Income Tax Expense

The following table presents the breakdown of our effective tax rate among federal, state, and other:

	Nine Months Ended September 30,
	2012	2011

U.S. federal income tax	35.0%	35.0%
State income taxes, net of federal benefit	2.4	2.8
Other	2.6	1.8
Income tax expense	40.0%	39.6%

Our total income tax expense was $5.8 million during the nine months ended September 30, 2012, a decrease of $9.7 million from the comparable period in 2011. This decrease was primarily the result of a period-over-period decrease in our taxable income.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from our operating activities and access to borrowings under our revolving credit facility. We believe our current level of cash and short-term financing capabilities, along with the expected future cash flows from our operations, are sufficient to meet the needs of our business for at least the next twelve months.

Comparison of Nine Months Ended September 30, 2012 and 2011 (unaudited)

	Nine Months Ended September 30,
	2012	2011
	(in thousands of dollars)

Net cash provided by operating activities	$45,020	$32,626
Net cash used in investing activities	(13,887)	(7,682)
Net cash used in financing activities	(76,818)	(27,325)
Net change in cash and cash equivalents	$(45,685)	$(2,381)

Cash Flows from Operating Activities

During the nine months ended September 30, 2012, our operating activities provided $45.0 million of cash from $8.8 million of net income, increased by $56.8 million of non-cash adjustments to net income and decreased by $20.6 million in cash used by changes in operating assets and liabilities. The $56.8 million adjustment to net income for non-cash items primarily relates to $35.2 million of litigation contingency reserves, $10.3 million of depreciation and amortization expense, a $13.4 million provision for cardholder losses and $8.5 million of non-cash stock-based compensation expense, offset by $9.4 million of deferred income taxes and a $1.2 million tax benefit associated with stock options. The $20.6 million in cash used by changes in operating assets and liabilities was primarily the result of $12.6 million of payments against our cardholders’ reserve, a $9.8 million increase in other long-term assets driven primarily by prepaid commissions to partners which will be amortized over the terms of the related contracts, a $1.7 million increase in prepaid card supply, a $3.0 million decrease in income tax payable, and a $2.9 million increase in accounts receivable. These changes were offset by an $8.8 million increase in our accounts payable and accrued liabilities.

The $12.4 million increase in operating cash flows from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 relates to a $28.8 million increase in non-cash adjustments to net income and a $1.5 million increase in cash used by changes in operating assets and liabilities, combined with a $14.9 million decrease in net income.  During the first nine months of 2011, $28.0 million of cash was provided by non-cash adjustments to net income while $56.8 million of cash was provided by non-cash adjustments to net income during the first nine months of 2012. This $28.8 million increase in non-cash adjustments to net income was primarily caused by recording $35.2 million of litigation reserves during the first nine months of 2012.  During the first nine months of 2011, $19.0 million of cash was used by changes in operating assets and liabilities while $20.6 million of cash was used by changes in operating assets and liabilities during the first nine months of 2012.  This $1.6 million increase was primarily caused by a $13.0 million increase in cash provided by changes in accounts payable and accrued liabilities, offset by an $8.6 million increase in cash used in payment for long-term assets and a $3.3 million increase in cash used related to income taxes payable.

Cash Flows from Investing Activities

Investing activities used $13.9 million of cash for the nine months ended September 30, 2012,   which related primarily to $12.0 million of purchases of property, equipment and software and a $1.1 million long-term investment in Meta Financial Group, Inc., the holding company for one of our Issuing Banks. Cash used by investing activities for the nine months ended September 30, 2011 was $7.7 million, reflecting $6.8 million used to purchase property, equipment and software and $0.9 million in premiums paid on life insurance policies issued to support our obligations under our deferred compensation plan.

Cash Flows from Financing Activities

Financing activities used $76.8 million of cash for the nine months ended September 30, 2012, primarily related to $68.5 million in principal payments on debt and $92.6 million used to repurchase outstanding shares of common stock. These cash outflows were partially offset by $80.0 million in proceeds drawn from our revolving line of credit, $3.1 million of cash received upon the exercise of stock options and a $1.2 million tax benefit associated with stock options.  For the nine months ended September 30, 2011, financing activities used $27.3 million of cash, primarily related to $25.1 million used to repurchase outstanding shares of common stock and $3.3 million in payments under a capital lease. These cash outflows were partially offset by a $1.2 million tax benefit associated with stock options.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are comprised of settlement indemnifications and overdraft guarantees issued in favor of our Issuing Banks. We enter into operating leases, purchase orders and other commitments in the ordinary course of business as discussed below. These obligations are reflected in our contractual obligations and commitments table.

As of September 30, 2012, future minimum operating lease commitments under non-cancelable leases were as follows:

(in thousands of dollars)

Remainder of 2012	$351
2013	1,555
2014	1,546
2015	1,619
2016	1,661
Thereafter	512
Total minimum payments	$7,244

We have agreements with various third-party vendors and members of our distribution network to provide card issuance services, network transaction services, internet data center services, advertising and other consulting services. We generally make payments under these agreements on a monthly basis.  The remaining term of these agreements ranges from one to four years.

As of September 30, 2012, future minimum commitments under non-cancelable service agreements were as follows:

(in thousands of dollars)

Remainder of 2012	$4,332
2013	19,154
2014	9,512
2015	4,972
2016	782
Thereafter	465
Total minimum payments	$39,217

A significant portion of our business is conducted through retail distributors that provide load and reload services to cardholders at their locations. Members of our distribution and reload network collect cardholder funds and remit them by electronic transfer to our Issuing Banks for deposit in the cardholder accounts. Our Issuing Banks typically receive our cardholders’ funds no earlier than three business days after they are collected by the retailer. If any retailer fails to remit our cardholders’ funds to our Issuing Banks, we typically reimburse our Issuing Banks for the shortfall created thereby. We manage the risk associated with this process through a formalized set of credit standards, volume limits and deposit requirements for certain retailers and by typically maintaining the right to offset any settlement shortfall against the commissions payable to the relevant retailer. We have not experienced any significant losses associated with settlement failures and we have not recorded a settlement guarantee liability as of September 30, 2012.  As of September 30, 2012, our estimated gross settlement exposure was $22.7 million.

Our cardholders can in some circumstances incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although we generally decline authorization attempts for amounts that exceed the available balance in a cardholder’s account, the application of the rules and regulations of the Networks, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees can, among other things, result in overdrawn card accounts. We also provide, as a courtesy and at our discretion, certain cardholders with a “cushion” which allows them to overdraw their card accounts by up to $10. In addition, certain of our eligible cardholders may enroll in our Issuing Banks’ overdraft protection programs and fund transactions that exceed the available balance in their accounts. We generally provide the funds used as part of this overdraft program (MetaBank will advance the first $1.0 million on behalf of its cardholders) and are responsible to our Issuing Banks for any losses associated with any overdrawn account balances. As of September 30, 2012, our cardholders’ overdrawn account balances totaled $12.3 million. As of September 30, 2012, our reserve for the losses we estimate will arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to non-delivery of goods or services was approximately $4.6 million.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. These risks are primarily associated with fluctuating interest rates for borrowings under our revolving credit facility. Borrowings under this facility bear interest based on current market rates. We have not historically used derivative financial instruments to manage this risk. We used $58.5 million of available cash to repay our previous outstanding borrowings under this facility in June 2012 and as of September 30, 2012, we had borrowed $70.0 million of the $135.0 million available under our revolving credit facility. This facility has a maturity date of September 2015. Interest on this debt accrued at a weighted average rate of 3.0% during the first nine months of 2012. A 1.0% increase or decrease in interest rates would have had a $0.3 million impact on our operating results and cash flows for the nine months ended September 30, 2012.

The table below presents principal amounts and related weighted average interest rates as of September 30, 2012 for our revolving credit facility:

(in thousands of dollars)
Revolving credit facility	$70,000
Weighted average interest rate	3.0%

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the securities rules and forms of the Securities and Exchange Commission (the “SEC”). Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. In addition, due to the inherent limitations of any control system, misstatements due to error or fraud may occur and not be detected.

PART II.                               OTHER INFORMATION

ITEM 1. Legal Proceedings

Reference is made to the litigation discussed in Note 14. “Commitments and Contingencies” to the Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

The following table summarizes the repurchases we made of our Common Stock during the three months ended September 30, 2012.

Calendar Month	Total Number of Shares Purchased (a)		Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

July	2,006,949	(b)	$9.25	1,969,929	$48,282,663
August	5,264,196		9.17	5,264,196	—
September	—		—	—	—
Total	7,271,145		$9.19	7,234,125

(a) On June 12, 2012, we announced a $75 million share repurchase program. The share repurchases were made through block trades and through a 10b5-1 plan. The repurchase program commenced June 13, 2012 and was completed in September 2012. The amount of shares purchased and the timing of the purchases were based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. We intend to hold the repurchased shares in treasury for general corporate purposes. The average price paid per share is calculated on a trade date basis and excludes commissions.

(b) Amount includes 37,020 shares that were withheld upon the vesting of restricted stock awards to cover the income tax withholding obligations of the holder of that award.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

In accordance with Section 3.5 of our Bylaws, stockholders who wish to have their nominees considered by the Nominating Committee for election to the Board of Directors must submit such nomination to our Secretary for receipt not less than 90 days and not more than 120 days prior to the anniversary date of the immediately preceding Annual Meeting of Stockholders (in the case of our 2013 Annual Meeting, not before December 28, 2012 and not later than January 27, 2013). Pursuant to our Bylaws, the notice of nomination is required to contain certain information about both the nominee and the stockholder making the nomination, including information sufficient to allow the independent directors to determine if the candidate meets the criteria for membership on our Board of Directors. We may also require that the proposed nominee furnish additional information in order to determine that person’s eligibility to serve as a director. Candidates recommended by stockholders will be evaluated on the same basis as candidates recommended by our directors, executive officers, third-party search firms or other sources. A nomination that does not comply with the above procedure will be disregarded. Stockholders should submit their nominations in writing to the Chairman, Nominating and Corporate Governance Committee, in care of the Secretary, NetSpend Holdings, Inc., 701 Brazos Street, Suite 1300, Austin, Texas 78701.

Stockholders may submit proposals appropriate for stockholder action at the next Annual Meeting consistent with the regulations of the Securities and Exchange Commission. If a stockholder desires to have a proposal included in the Company’s proxy statement and form of proxy distributed by the Board of Directors with respect to such meeting, the proposal must be received at our principal executive offices, 701 Brazos Street, Suite 1300, Austin, Texas 78701, Attention: Steven F. Coleman, Secretary and General Counsel, no later than 5:00 p.m. CDT on December 28, 2012, and must comply with the requirements of Rule 14a-8 of the Exchange Act.

In addition, our Bylaws establish advance notice procedures with regard to certain matters, including stockholder proposals not included in our proxy statement and stockholder nominations to our Board of Directors, to be brought before an annual meeting. In general, our Secretary must receive notice of any such proposal not less than 90 days nor more than 120 days prior to the anniversary date of the immediately preceding annual meeting (in the case of the next annual meeting, not before December 28, 2012 and not later than January 27, 2013) at the address of our principal executive offices shown above. Such notice must include the information specified in Section 2.8(c) and Section 3.5, as applicable, of our Bylaws.

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

4.1

Certificate of the Designations, Powers, Preferences and Rights of Series A Convertible Preferred Stock of NetSpend Holdings, Inc., dated August 17, 2011 (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on August 17, 2011)

10.1

First Amendment, dated October 5, 2012, to Amended and Restated Employment Agreement and First Amendment to Performance-Based Option by and among NetSpend Corporation, NetSpend Holdings, Inc. and Daniel R. Henry (filed as Exhibit 10.1 to NetSpend Holdings, Inc’s Current Report on Form 8-K filed on October 10, 2012 and incorporated herein by reference)

10.2	Form of NetSpend Holdings, Inc. Restricted Stock Agreement (Performance-Based)

10.3	Form of Anh Vazquez retention grant

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials from the NetSpend Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

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
Daniel R. Henry
Chief Executive Officer

November 2, 2012

Exhibit Index

Exhibit Number	Description

10.2	Form of NetSpend Holdings, Inc. Restricted Stock Agreement (Performance-Based)

10.3	Form of Anh Vazquez retention grant

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials from the NetSpend Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

* - Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.