Form 10-K
period 2012-12-31
NetSpend Holdings, Inc.
filed 2013-02-22
CIK 1496623

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common equity held by non-affiliates based upon the last sale price of the common equity reported on the NASDAQ Global Select Market on June 30, 2012, was $756.8 million.

         The number of shares of the registrant's common stock outstanding on February 15, 2013 was 69,467,923.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the proxy statement the registrant will publish in connection with its 2013 annual meeting of stockholders. This proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's 2012 fiscal year.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K and the documents incorporated into this Annual Report on Form 10-K by reference contain forward-looking statements. These forward-looking statements include statements with respect to our financial condition, results of operations and business. The words "assumes," "believes," "expects," "budgets," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or similar terminology identify forward-looking statements. These forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, that could result in our expectations not being realized, cause actual results to differ materially from our forward-looking statements and/or otherwise materially affect our financial condition, results of operations and cash flows. Please see the section below entitled "Risk Factors" for a discussion of examples of the risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q we will file in 2013. We caution you not to place undue reliance on any forward-looking statements, which only speak as of the date hereof. Except as provided by law, we undertake no obligation to update any forward-looking statement based on changing circumstances or otherwise.

 PART I

ITEM 1.    BUSINESS

Overview

        NetSpend Holdings, Inc. (collectively with our subsidiaries, "we," "us" or the "Company") was formed as a Delaware corporation on February 18, 2004 in connection with the recapitalization of one our current subsidiaries, NetSpend Corporation, which was founded in 1999. We operate in one reportable business segment and we provide general purpose reloadable ("GPR") prepaid debit and payroll cards and alternative financial service solutions to underbanked and other consumers in the United States. The products we manage provide underbanked consumers with access to FDIC-insured depository accounts with a menu of pricing and features specifically tailored to their needs. We have an extensive distribution and reload network comprised of financial service centers and other retail locations throughout the United States. Our common stock trades on the NASDAQ stock exchange under the symbol "NTSP."

        We are a program manager for the FDIC-insured depository institutions that issue the card products that we develop, promote and distribute. We have agreements with, among others, Meta Payment Systems ("MetaBank"), a division of Meta Financial Group ("MFG"), Inter National Bank ("INB"), U.S. Bank ("USB"), SunTrust Bank ("SunTrust"), Regions Bank ("Regions"), BofI Federal Bank ("BofI"), a large bank based in New England and The Bancorp Bank ("Bancorp" and, collectively with MetaBank, INB, USB, SunTrust, Regions, BofI and our other bank, the "Issuing Banks") whereby the Issuing Banks issue MasterCard International ("MasterCard") or Visa USA, Inc. ("Visa") branded cards to customers. Our products may be used to purchase goods and services wherever MasterCard and Visa are accepted or to withdraw cash via automatic teller machines ("ATMs"). We have transferred the INB card portfolio to Bancorp and we are in the process of transferring the card portfolios of USB to another Issuing Bank.

        We are a leading program manager for providers of GPR cards and related alternative financial services to underbanked consumers in the U.S. GPR cards generally have the same functionality as traditional bank debit cards, serving as access devices to an FDIC-insured depository account with a bank. We also offer some of our cardholders features, such as direct deposit, interest-bearing savings accounts, bill pay functionality, card-to-card transfer capability, personal financial management tools and online and mobile phone card account access. Our strategy is to focus on increasing the number of cardholders that have funds (such as their paychecks or government benefits) electronically deposited onto their cards because these consumers typically generate more revenue for us than those who do not. In addition, consumers who receive direct deposits tend to remain in our programs longer than non-direct deposit cardholders. We had 1,082,000 and 865,000 direct deposit active cards as of December 31, 2012 and 2011, respectively. We had approximately 2,352,000 active cards (i.e. cards that had been loaded or used since October 1, 2012) as of December 31, 2012 and a gross dollar volume, also known in the industry as purchase volume, of debit transactions and cash withdrawals of $13.2 billion for the twelve months ended December 31, 2012. We primarily focus on the estimated 68 million underbanked consumers in the U.S. who do not have a traditional bank deposit account or who rely on alternative financial services.

        We market cards through multiple distribution channels, including alternative financial service providers, traditional retailers, direct-to-consumer and online marketing programs and contractual relationships with corporate employers. We plan to substantially increase our distribution activities through traditional retailers as well as our efforts to enable consumers to have their tax refunds directly deposited onto one of our cards in 2013 through our relationship with Intuit (TurboTax).

 The Proposed Merger

        On February 19, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Total System Services, Inc., a Georgia corporation ("Parent"), and General Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent ("Sub"), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Sub will merge with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly-owned subsidiary of Parent (the "Surviving Corporation"). The Merger Agreement has been approved unanimously by the Board of Directors of the Company.

        At the effective time of the Merger:

  •
  each share of the Company common stock ("Common Stock") issued and outstanding immediately prior to the effective time (other than any dissenting shares, treasury shares, or shares held by the Company, Parent or Sub and their respective subsidiaries) will be cancelled and retired and converted into the right to receive from the Surviving Corporation an amount in cash, without interest, equal to $16.00 (the "Merger Consideration");

  •
  each share of Series A Convertible Preferred Stock ("Preferred Stock") issued and outstanding immediately prior to the effective time (other than any dissenting shares) will be cancelled and retired and converted into the right to receive from the Surviving Corporation, an amount in cash, without interest, equal to $160.00;

  •
  each outstanding option to purchase Common Stock (x) that is or will be vested on or prior to the effective time of the Merger (a "Vested Option"), will be canceled in exchange for the right to receive a cash payment equal to the product of (i) the number of shares of Common Stock subject to such Vested Option immediately prior to the effective time and (ii) the excess, if any, of the Merger Consideration over the per share exercise price of such Vested Option, (y) that is subject to a time based vesting condition and is unvested as of the effective time of the Merger (an "Unvested Option"), will be assumed by Parent and converted into options to acquire a number of shares of Parent common stock based on a customary conversion ratio and will continue to be governed by the same material terms and conditions as were applicable immediately prior to the effective time to the Unvested Option from which it was converted, and (z) any option that is not vested and is subject solely to a performance based vesting condition which performance condition has not been satisfied at or prior to the effective time of the Merger shall be cancelled without payment as of the effective time of the Merger. Notwithstanding the foregoing, Parent and the Company have agreed that the Company may accelerate the vesting of Unvested Options held by certain holders, and as a result, at the effective time of the Merger, such options will be converted into the right to receive a cash payment equal to the product of (i) the number of shares of Common Stock subject to such Unvested Option immediately prior to the effective time and (ii) a sum equal to the Merger Consideration less the exercise price of the Unvested Option; and

  •
  each share of restricted stock and each restricted stock unit granted by the Company (x) that is or will be vested on or prior to the effective time of the Merger (a "Vested Restricted Share") and that is outstanding immediately prior to the effective time will be canceled in exchange for the right to receive a cash payment equal to the product of (i) the number of shares of Common Stock subject to such Vested Restricted Share immediately prior to the effective time and (ii) the Merger Consideration and (y) that is unvested as of the effective time of the Merger (a "Unvested Restricted Share") and that is outstanding immediately prior to the effective time will be converted into a right to acquire a number of shares of Parent common stock based on a customary conversion ratio and will continue to be governed by the same material terms and conditions as were applicable immediately prior to the effective time to the Unvested Restricted Share from which it was converted; provided that (i) any Unvested Restricted Shares that are subject to a performance based vesting condition will be modified to substitute a time-based vesting condition, except with respect to certain Unvested Restricted Shares held by certain holders which shall become subject to revised performance based vesting conditions, and (ii) certain Unvested Restricted Shares held by certain holders will be forfeited. Notwithstanding the foregoing, Parent and the Company have agreed that the Company may accelerate the vesting of Unvested Restricted Shares held by certain holders, and as a result, at the effective time of the Merger, such restricted stock will be canceled and terminated in exchange for the right to receive a cash payment equal to the product of (i) the number of shares of Common Stock subject to such Unvested Restricted Share immediately prior to the effective time and (ii) the Merger Consideration.

        Consummation of the Merger is subject to customary conditions, including (i) the adoption of the Merger Agreement by the Company's stockholders, (ii) receipt of required antitrust and other regulatory approvals, (iii) the accuracy of the representations and warranties of the parties (generally subject to Material Adverse Effect (as defined in the Merger Agreement) or other materiality qualifications), (iv) the absence of any legal restrictions on the consummation of the Merger, (v) the absence of a Material Adverse Effect with respect to the Company, (vi) material compliance by the parties with their respective covenants and agreements under the Merger Agreement and (vii) the absence of any material security breach that has resulted in or is reasonably expect to result in losses to the Company of more than $25.6 million. The Merger is not subject to any financing condition.

        The Merger Agreement contains customary representations and warranties of the Company, Parent and Sub. The Merger Agreement also contains customary covenants and agreements, including with respect to the operation of the business of the Company and its subsidiaries between signing and closing, governmental filings and approvals, financing efforts and cooperation, public disclosures and similar matters. In addition, the Company is subject to a "no-shop" restriction on its ability to solicit alternative acquisition proposals, and to provide information to and engage in discussions with third parties. The no-shop restriction is subject to provisions that allow the Company under certain circumstances to provide information and participate in discussions with respect to unsolicited alternative acquisition proposals.

        The Merger Agreement contains certain termination rights of each of Parent and the Company, including the Company's right to terminate the Merger Agreement under certain circumstances to enter into a definitive agreement providing for a superior proposal, subject to a five (5) business day matching right by Parent and payment of the termination fee described below by the Company concurrently with such termination. Among other provisions, the Merger Agreement may also be terminated by either party if the Merger has not occurred on or before October 31, 2013 (the "Outside Date "). The Merger Agreement provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to (i) reimburse Parent for its documented out-of-pocket expenses reasonably incurred in connection with the Merger Agreement, up to $10 million and/or (ii) pay Parent a termination fee of $52.6 million (less any expenses reimbursed).

        The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement which is attached as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 19, 2013 and incorporated herein by reference.

        The representations, warranties and covenants of the parties contained in the Merger Agreement have been made solely for the benefit of such parties. In addition, such representations, warranties and covenants (i) have been made only for purposes of the Merger Agreement, (ii) have been qualified by confidential disclosures made by the parties to each other in connection with the Merger Agreement, (iii) are subject to materiality qualifications contained in the Merger Agreement which may differ from what may be viewed as material by investors, (iv) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement and (v) have been included in the Merger Agreement for the purpose of allocating risk between the contracting parties rather than establishing matters as facts. Accordingly, the Merger Agreement is included with this filing only to provide investors with information regarding the terms of the Merger Agreement, and not to provide investors with any other factual information regarding the parties or their respective businesses. Investors should not rely on the representations, warranties or covenants, or any descriptions thereof, as characterizations of the actual state of facts or condition of the parties or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the parties' public disclosures. The Merger Agreement should not be read alone, but should instead be read in conjunction with the other information regarding the parties and the Merger that is or will be contained in, or incorporated by reference into, the proxy statement that the Company will file in connection with the Merger, and the other documents that the parties will file, with the Securities and Exchange Commission ("SEC").

Additional Information and Where to Find It

        In connection with the proposed transaction, the Company will file a proxy statement with the SEC. INVESTORS AND SECURITY HOLDERS OF THE COMPANY ARE ADVISED TO READ THE PROXY STATEMENT AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC WHEN THEY BECOME AVAILABLE, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE MERGER AND THE PARTIES THERETO.

        Investors and stockholders may obtain free copies of the proxy statement and other documents filed by the Company (when available), at the SEC's Web site at www.sec.gov or in the Investor Relations section of the Company's Web site at www.netspend.com. The proxy statement and such other documents may also be obtained, when available, for free from the Company by directing such request to NetSpend Holdings, Inc., Attn: Secretary, Telephone (512) 532-8200.

        The Company and its directors, executive officers and other members of its management and employees may be deemed to be participants in the solicitation of proxies from the Company's stockholders in connection with the proposed transaction. Information concerning the interests of those persons is set forth in the Company's proxy statement relating to the 2012 annual stockholder meeting and annual report on Form 10-K for the fiscal year ended December 31, 2011and quarterly reports on Form 10-Q for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 filed with the SEC, and will also be set forth in the proxy statement relating to the transaction when it becomes available.

Market Opportunity

        The prepaid card market is one of the fastest growing segments of the payments industry in the U.S. This market has experienced significant growth in recent years due to consumers and merchants embracing improved technology, greater convenience, more product choices and greater flexibility. Prepaid debit cards have proven to be an attractive alternative to traditional bank accounts for certain segments of the population, particularly those without a checking or savings account and those reliant on alternative financial services such as non-bank money orders, check cashing, rent-to-own agreements and payday loans. We refer to this segment of the population as the "underbanked" and we believe approximately 68 million adults in the U.S. fall within this demographic. In our view, many underbanked consumers are dissatisfied with the traditional banking sector due to expensive fee structures, excessive minimum balance fees and overdraft charges, denial of access to credit products due to a lack of, or poor, credit history or a distrust in non-cash financial instruments. In addition, many traditional financial services providers are not open during hours or located in areas that are convenient for underbanked consumers.

        As a result of their lack of access to traditional bank services, many underbanked consumers have historically used cash as their primary payment vehicle. However, this reliance on cash inherently limits these consumers' purchasing power and flexibility. For this portion of the population, prepaid debit cards have emerged as an attractive alternative that allows them to conveniently participate in mainstream financial transactions. Our mission is to facilitate this transition.

Business Strategy

        Our goal is to be the leading program manager for financial institutions that provide GPR cards and related alternative financial services to underbanked consumers. We are pursuing a number of approaches to achieve this objective.

        We plan to increase cardholder usage and retention by increasing the number of cardholders who deposit their wages, government benefits or tax refunds directly onto their cards. We plan to continue to provide competitive pricing while adding functionality and complementary products and services that will encourage underbanked consumers to use their cards as the equivalent of a traditional bank account over longer periods of time.

        We also plan to develop new distribution relationships with leading financial service providers, national retailers and corporate employers in order to grow and diversify our cardholder base. We expect that our distribution relationships with PayPal and Intuit will assist us in developing and executing this expanded distribution approach. We also plan to continue our efforts to refine and improve our on-line distribution capabilities and our relationships with providers of alternative financial products. Our paycard business will also focus on continuing to add issuing banks and their corporate clients to our portfolio.

Products and Services

        GPR cards are the core product we manage. As of December 31, 2012, we managed programs that had approximately 2,352,000 active cards. We consider a GPR card to be "active" if a personal identification number, or PIN, or signature-based purchase transaction, a point-of-sale load transaction or an ATM withdrawal has been made with the card within the three month period preceding the date of determination.

        Funds may be loaded onto the GPR cards we market at locations within our distribution and reload network, through the direct deposit of wages, government benefits or tax refunds, from a cardholder's bank account through our online banking portal or through an electronic transfer by a third party.

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

        The cards we market through corporate employers are promoted to their employees as an alternative method of wage payment and are designed to be compliant with state wage and hour laws governing payroll cards. Similar to the GPR cards we market through our distributors, cardholders may load their wages onto our employer-marketed GPR cards through direct deposit. Although our employer-marketed GPR cards may not generally be reloaded through our reload network, they may currently be reloaded at all MoneyGram and Western Union agent locations.

        In addition to GPR cards, we were also a provider of gift cards. Beginning in 2008, we decided to focus primarily on our GPR cards and we ceased marketing gift cards entirely in August 2010.

Distribution

        We have built a distribution and reload network throughout the U.S. comprised of diverse categories of alternative financial service providers, traditional retailers, corporate employers and our own direct-to-consumer and online marketing programs. As of December 31, 2012, we marketed GPR cards through more than 500 distributors at over 60,000 locations in the U.S. We also offered reload services through approximately 450 distributors at over 130,000 locations in the U.S. Our reload network is designed to provide convenient ways for our cardholders to add more funds to their cards and to provide our distributors with additional opportunities to earn revenue. Distributors typically collect a fee in connection with the reload of our GPR cards. We do not process reloads for other providers of GPR cards and so none of our revenues are derived from reloads of cards offered by other prepaid debit card companies. Our reload network is comprised of all of the alternative financial services provider locations and traditional retail locations through which we market GPR cards, as well as all MoneyGram and Western Union agent locations.

        Our long-term relationships include leading alternative financial services providers, such as ACE Cash Express ("ACE"), Advance America, Cash America International, Community Financial Service Center and Check City, leading grocery and convenience stores, such as H-E-B, Speedway, Murphy Oil and Winn-Dixie, and leading tax preparation service providers, such as Intuit and Liberty Tax Service. Our largest distributor is ACE with whom we have an exclusive distribution agreement through March 31, 2016 (this agreement will extend for an additional five years upon the consummation of the proposed Merger). GPR cards distributed through ACE accounted for approximately 36.6% of our total revenues in 2012. We have also entered into contractual relationships with Interactive Communications International ("InComm") and Blackhawk Network ("Blackhawk") to sell and reload GPR cards through certain of the retailers participating in their networks, such as 7-Eleven, Walgreens, CVS and Safeway.

        In October 2011, we announced that we entered into a Program Services Agreement with PayPal under which we will act as the exclusive (subject to certain limited exceptions) provider of program management and processing services for PayPal-branded GPR cards in the United States. We began marketing the PayPal-branded card online in early 2012. In late 2012, we announced that we entered into an agreement with Intuit, Inc. ("Intuit") pursuant to which we will provide the only GPR card that can be ordered through the use of its TurboTax software. We began marketing cards under this program in early 2013. Additionally, we also expect to offer GPR cards to the small business owners that use Intuit's Quickbooks software in the second quarter of 2013.

        We marketed payroll cards through more than 1,400 corporate employers as of December 31, 2012. These employers promote our cards to their underbanked employees as an alternative method of wage payment, allowing their employees to receive their wages on a debit card through direct deposit rather than a paper check and allowing the employers to avoid the costs associated with distributing paper checks. The corporate employers through which we market cards include Kohl's, Macy's, TravelCenters of America, Church's Chicken, Starwood Hotels & Resorts Worldwide, Hospital Corporation of America and Big Lots.

        We also market our cards directly to consumers through direct-to-consumer and online marketing programs. We have developed proprietary systems for optimizing the placement of information regarding our products on the Internet through affiliate marketing and search optimization and for identifying consumers likely to be receptive to offers to apply for a GPR card.

 Sales and Marketing

        Our marketing and promotional efforts are targeted at consumers as well as our distributors and corporate employers. Our sales force is comprised of approximately 80 business development and key account management professionals who are responsible for developing and maintaining our relationships with our distributors, online marketers and corporate employers. We principally market cards under the NetSpend and Skylight brands and in many cases have co-branding relationships with our distributors. We have also commenced marketing cards under the PayPal brand, to users of TurboTax and we are promoting a card branded "Control" through our relationship with BET Consumer Services, Inc. ("BET"). Our marketing programs focus principally on direct deposit enrollment and cardholder lifetime value optimization.

Operations

        Customer Acquisition and Account Activation.    Customers that acquire cards through our distributors and corporate employers are typically issued a temporary "Instant Issue" card with funds immediately available at reduced load and transaction limits. A customer may activate a temporary card either online or by telephone. Upon the approval of the application, the account is established and a permanent card personalized with the customer's name is sent to the customer within ten business days. Customers that acquire a card through our direct-to-consumer or online marketing campaigns submit a card application to us directly, either online or by telephone, and upon approval of the application the card is activated and, if not included in the original solicitation, a permanent card is sent to the customer. We accept or decline card applications based on a review of the personal data included in each customer's application against our own and third party databases in accordance with procedures designed to comply with applicable law.

        Customer Service and Support.    We provide a comprehensive set of services to cardholders for account and balance information, budgeting tools, person-to-person payments, dispute resolution, bill payment and similar services. Customer support is provided through a combination of live service agents, continuous access to our interactive voice response ("IVR") systems, our websites and other online and mobile phone based services. Our customer service team includes employees at our Austin, Texas facility and outsourced services through facilities in the Philippines and Guatemala. We provide certain of our large distributors with private-label customer support interfaces.

        Risk Management and Regulatory Compliance.    We perform substantially all aspects of portfolio and customer risk management, fraud controls, chargeback recovery and transaction and distributor monitoring on behalf of our Issuing Banks. We also support the anti-money laundering and the Office of Foreign Assets Control ("OFAC") compliance efforts of our Issuing Banks.

        Transaction Processing.    A transaction begins with an electronic message from a merchant or an ATM requesting funds from a cardholder's account followed by a response from us authorizing or denying the request. In the case of an authorization, the cardholder's account is updated to reduce the funds available in the cardholder's account. We electronically receive and respond to an authorization request through the MasterCard, Visa or PULSE networks. The transaction is completed when a subsequent settlement transaction indicating the final purchase or withdrawal amount is received by us, following which we debit the funds from the cardholder's account.

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

        In addition, we operate a secure in-house data center in Atlanta, Georgia. The data center includes uninterruptible power supplies with battery backup to ensure continuous flow of power to systems in the event of a short term power outage. Physical security is maintained through two-factor authentication process and is monitored by closed circuit television cameras.

        We are currently investing in a significant project intended to consolidate the operating platform of our employer-marketed payroll cards with our core NetSpend infrastructure in order to increase our operating efficiencies, give us the ability to expand our feature set across our cardholder base and reduce our technology costs. We expect to complete this platform consolidation in 2013.

        Network and Telecommunications.    We maintain our own networking systems that are designed to provide secure and reliable connections to our distributors, Issuing Banks, cardholders and other third parties, such as the card associations and other processors that are integrated into our platform.

        Customer Statements and Account Information.    Cardholders can verify their account status and recent transactions through our customer service agents, through our IVR or by text messages to their mobile phones. Full account statements can be accessed online and printed statements are available upon request.

        Clearing and Settlement Process.    We have agreements with our Issuing Banks to undertake funds management and settlement processes through the card associations and network organizations. All cardholder funds are held by our Issuing Banks in FDIC-insured custodial depository accounts. Members of our distribution and reload network collect our cardholders' funds and remit them by electronic transfer to our Issuing Banks for deposit in the card accounts. Loads made through direct deposit are routed from the originating depository financial institutions through the Federal Reserve to our Issuing Banks. We provide a series of daily reports and instructions to our Issuing Banks regarding the movement of cardholder funds to enable them to reconcile their accounts.

Issuing Bank Relationships

        We are dependent upon our Issuing Banks to provide us with critical products and services, including the FDIC-insured depository accounts tied to the GPR cards we manage, access to the ATM networks, membership in the card associations and network organizations and other banking functions. All cardholder funds are held by our Issuing Banks and our cardholders are charged fees by our Issuing Banks in connection with the programs we manage. Further, interchange fees are remitted by merchants to our Issuing Banks when cardholders make purchase transactions using their cards. Our Issuing Banks compensate us for our services based on these service charges and interchange fees.

        MetaBank, which has been one of our Issuing Banks since 2005, is a federal savings bank that is a leading issuer of prepaid debit cards. In January 2010, we amended our agreement with MetaBank and, in order to further align our strategic interests with MetaBank, we also acquired an equity interest in Meta Financial Group, Inc. ("MFG"), MetaBank's holding company. We made an additional investment in MFG in September 2012 and we currently hold approximately 3.6% of MFG's outstanding equity interests.

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

        We understand that the OTS Directives require MetaBank to obtain OCC approval prior to MetaBank executing third party agency agreements with new distributors for its existing program managers, including NetSpend. This means that we remain unable, without MetaBank obtaining the prior written approval of OCC, to enter into new agreements with distributors that are also required to enter into third party agency agreements with MetaBank. This restriction includes any distributors that have the capability to distribute cards issued by MetaBank and accept funds to be loaded onto those cards. Our programs that do not involve distributors that accept funds to be loaded onto cards, such as our direct-to-consumer and online marketing programs do not require third party agency agreements with our Issuing Banks. Similarly, as a general matter, extensions or renewals of our existing distributor agreements do not require new or amended third party agency agreements to be executed with our Issuing Banks, including MetaBank. Therefore, MetaBank is able to continue to operate under the third party agreements in place at the time the Order was issued, including our card program management agreement, and to maintain the agency agreements with our distributors that it had at that time. We have not entered into any distributor agreements that require MetaBank to extend agency since the issuance of the Order.

        We are actively pursuing our own money transmitter licenses in the jurisdictions where we do not currently have them in order to reduce our dependence on the ability of our Issuing Banks to enter into agency relationships with our distributors. We currently have money transmitter licenses in 41 jurisdictions and applications pending in 4 jurisdictions. Our goal is to acquire licenses in all of the jurisdictions where our current or expected activities, or the activities of our distributors or reload partners, require licenses.

        We are pursuing a bank diversification strategy pursuant to which we intend to distribute our GPR card issuing activities across at least three Issuing Banks, in addition to the banks that issue the payroll cards we manage. We are focused on doing so in a manner that balances our diversification strategy with the protection of existing cardholder and direct deposit relationships and other operational considerations. In furtherance of this strategy we entered into a program management agreement with The Bancorp Bank ("Bancorp") in January 2011. Bancorp began issuing our cards in a pilot program in April 2011 and began issuing cards as part of a more expanded commercial roll-out in October 2011. Our PayPal branded card is issued by Bancorp and Bancorp also issues the cards used to support our TurboTax program. In September 2012, we entered into an agreement with BofI Federal Bank ("BofI") pursuant to which BofI would act as an issuer of GPR and payroll cards. BofI began issuing GPR cards in early 2013. We are also continuing our discussions with other prospective issuing banks.

        In May 2011, we amended our agreement with Inter National Bank ("INB") to extend the date by which we agreed to transition the GPR cards issued by INB to another bank from July 2011 to September 2011. We have transitioned the distributors of INB cards to other Issuing Banks and we transitioned the INB cardholder portfolio to Bancorp in February 2013.

        U.S. Bank ("USB") and SunTrust Bank ("SunTrust") act as issuers of our payroll cards. We are actively seeking to transfer the USB portfolio to BofI and we currently expect to complete this transition in February 2013. In September 2012, we extended our contract with SunTrust until September 2015. We are actively seeking to sign agreements with additional banks that would act as issuers of payroll cards. As a result of these efforts, in October 2011, we signed an agreement with a large bank based in New England pursuant to which we will act as the program manager for the payroll cards to be issued by it, commencing in 2013. This relationship may also be expanded to include GPR cards in the future. We have also signed an agreement with Regions Bank ("Regions") pursuant to which it began issuing payroll cards in November 2012.

Technology

        We develop and maintain all critical operations software applications in-house. Our integrated end-to-end operational and technology platform supports a wide variety of core processing, client servicing and operational functions. Our proprietary systems include an account hosting database infrastructure, an integrated layer of banking, cardholder acquisition, cardholder relationship management and transactions processing applications, a range and variety of third-party client interfaces and a real-time reporting infrastructure. In addition to our core systems, we have also developed a number of ancillary systems that support a variety of customized operational needs, including regulatory compliance, risk management, customer servicing and financial reconciliation and reporting. We use OFAC screening services provided by a third party.

 Intellectual Property

        We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our intellectual property and other proprietary rights. In addition, we license technology from third parties.

        We have one registered patent and have applied for additional patents related to some of the unique features of our products. Most of our services and products are based on proprietary software and related payments systems solutions. Protecting our rights to our proprietary software and the patents, copyrights and trade secrets related to them is important as it enhances our ability to offer distinctive services and products to our cardholders, distributors and Issuing Banks that differentiate us from our competitors. We have U.S. federal trademark registrations for the marks "NetSpend," "Skylight" and "All-Access" and several other marks.

Competition

        The financial services industry, including the prepaid card market, is subject to intense and increasing competition. We directly compete with a number of companies that market open-loop prepaid debit cards through retail and online distribution, including Green Dot Corporation, American Express, Chase Bank, Account Now, Inc. and UniRush, LLC. Many transaction processors, such as First Data Corporation, Total System Services, Inc., Fidelity National Information Services and Galileo Processing, Inc., have the ability to manage the processing of prepaid programs and are increasingly soliciting large distributors of prepaid cards to transfer their programs to their technology platforms. Such a migration essentially eliminates our role as program manager for their card portfolios and we have lost some distributors as a result of this dynamic. In addition, we compete with banks that offer demand deposit accounts and other traditional issuers of debit cards. We also compete against large retailers, such as Wal-Mart, who are seeking to integrate more financial services into their product offerings and our competitors Green Dot and American Express currently market their cards through Wal-Mart stores (we offer reload services through Wal-Mart). We anticipate increased competition from alternative financial services providers who are often well-positioned to service the underbanked and who may wish to develop their own prepaid debit card programs. Although the increased desire of banks, retailers and alternative financial services providers to promote and develop prepaid debit card programs creates an increased awareness of prepaid products in the marketplace, it could also have an adverse effect on our business, including increased price competition and loss of distributor relationships.

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

Banking Laws and Regulations

        The cards we market are the products of our Issuing Banks and are subject to various federal and state laws and regulations, including those discussed below. MetaBank and BofI are federally chartered thrift institutions primarily regulated by the Office of the Comptroller of the Currency, or the OCC, and their respective holding companies are primarily regulated by the Board of Governors of the Federal Reserve System, or the FRB. INB and USB are national banks primarily regulated by the OCC, and their respective holding companies are primarily regulated by the FRB. Bancorp is a Delaware state-chartered bank principally regulated by the Delaware Office of the State Bank Commissioner and the FRB, and its holding company is also principally regulated by the FRB. SunTrust is a Georgia state-chartered bank principally regulated by the Georgia Department of Banking and Finance and the FRB, and its holding company is also principally regulated by the FRB. Regions Bank is an Alabama state-chartered bank principally regulated by the Alabama Banking Department and the FRB, and its holding company is also principally regulated by the FRB. As the deposits of each of our Issuing Banks are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to the applicable limit, the FDIC also serves as the secondary federal regulator for each of our Issuing Banks. As an agent of, and third-party service provider to, our Issuing Banks, we are subject to indirect regulation and direct audit and examination by the agencies that regulate them.

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

        In 2010, the FRB issued a final rule implementing Title IV of the Credit Card Accountability, Responsibility, and Disclosure Act of 2009, or CARD Act, which imposes requirements relating to disclosures, fees and expiration dates that are generally applicable to gift certificates, store gift cards and general-use prepaid cards. We believe that our GPR cards, and the maintenance fees charged on our GPR cards, are exempt from the requirements of this rule, as they fall within an express exclusion for cards which are reloadable and not marketed or labeled as a gift card or gift certificate. However, this exclusion is not available if the issuer, the distributor selling the card to a consumer or the program manager promotes, even if occasionally, the use of the card as a gift card or gift certificate. As a result, we provide distributors with instructions and policies regarding the display and promotion of our GPR cards so that distributors do not place our GPR cards on a display that does not separate or otherwise distinguish our GPR cards from gift cards.

Money Transmitter and Payment Instrument Laws and Regulations

        Nearly every state regulates the business of money transmitters. While a large number of states expressly exempt banks and their agents from such regulation, others purport to regulate the money transmittal business of banks and their agents to the extent not conducted through bank branches. Historically, we have taken the position that state money transmitter statutes do not generally apply to our business because, among other reasons, we do not receive or handle any consumer funds related to our cards at any time. Instead, our distributors collect all consumer funds related to the sale or load of our prepaid debit cards and remit them by electronic transfer directly to our Issuing Banks. In addition, we and our distributors acted as the agents of nationally chartered banks that were exempt from state regulation in the past. We are actively pursuing our own money transmitter licenses in the jurisdictions where we do not currently have them in order to reduce our dependence on the ability of our Issuing Banks to enter into agency relationships with proposed new distributors. We currently have money transmitter licenses in 41 jurisdictions and applications pending in 4 jurisdictions. The remaining 6 jurisdictions either do not regulate money transmitters or interpret their laws in a manner that excludes our activities. Our goal is to acquire licenses in all of the jurisdictions where our current or expected activities, or the activities of our distributors or reload partners, require licenses.

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

        We understand that state banking departments, which are charged with regulating the business of money transmission, have traditionally taken the position that the offering of payroll cards does not constitute money transmission and so we do not believe that we are required to obtain state money transmission licenses in order to engage in this activity.

State Wage Payment Laws and Regulations

        The use of payroll card programs as means for an employer to remit wages or other compensation to its employees or independent contractors is governed by state labor laws related to wage payments. Our paycard business includes payroll cards and convenience checks and is designed to allow employers to comply with applicable state wage and hour laws. Most states permit the use of payroll cards as a method of paying wages to employees, either through statutory provisions allowing such use or, in the absence of specific statutory guidance, the adoption by state labor departments of formal or informal policies allowing for their use. Nearly every state allowing payroll cards places certain requirements and/or restrictions on their use as a wage payment method, the most common of which involve obtaining the prior written consent of the employee, limitations on fees and disclosure requirements.

Anti-Money Laundering Laws and Regulations

        In July 2011, the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN, issued a final rule regarding the applicability of the Bank Secrecy Act's anti-money laundering provisions to "prepaid access programs." This rulemaking clarifies the anti-money laundering obligations for entities, such as us and our distributors, engaged in the provision and sale of prepaid access devices like our GPR cards. We have registered with FinCEN as a "money services business." This registration results in our having direct responsibility to maintain and implement an anti-money laundering compliance program. We have historically performed the required activities under the agreements we have with each of our Issuing Banks and so complying with the final rule did not result in any material increase in our costs of operations.

        The final rule also imposes certain anti-money laundering and record keeping requirements on persons who are considered "sellers" of prepaid access. We generally seek to configure our GPR programs so that the members of our load and reload networks are eligible for an exemption from these requirements.

Privacy and Data Security Laws and Regulations

        We collect and store personally identifiable information about our cardholders, including names, addresses, social security numbers, driver's license numbers and account numbers and maintain a database of cardholder data relating to specific transactions, including account numbers, in order to process transactions and prevent fraud. As a result, we are required to comply with the privacy provisions of the Gramm-Leach-Bliley Act ("GLBA") and its implementing regulations, various other federal and state privacy statutes and regulations and the Payment Card Industry Data Security Standard, each of which is subject to change at any time. In order to comply with our obligations under GLBA and applicable state laws, and our agreements with our Issuing Banks, we are required to safeguard and protect the privacy of such personally identifiable information, make disclosures to our cardholders regarding the applicable privacy and information sharing policies and give cardholders the opportunity to prevent us and our Issuing Banks from releasing information about them to unaffiliated third parties for marketing and other purposes. The privacy laws of certain states, including California, impose more stringent limitations on access and use of personal information than GLBA, requiring cardholders to affirmatively opt-in to certain categories of disclosures. We continue to work with our Issuing Banks to implement and maintain appropriate policies and programs as well as adapt our business practices in order to comply with applicable privacy laws and regulations.

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

Employees

        As of December 31, 2012, we had 502 employees. We are not subject to any collective bargaining agreement and have never been subject to a work stoppage. We believe that we have maintained good relationships with our employees.

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

        The financial services industry, including the prepaid card market, is subject to intense and increasing competition. We directly compete with a number of companies that market open-loop prepaid debit cards through retail and online distribution, including Green Dot Corporation, American Express, Chase Bank, Account Now, Inc. and UniRush, LLC. Many transaction processors, such as First Data Corporation, Total System Services, Inc., Fidelity National Information Services and Galileo Processing, Inc., have the ability to manage the processing of prepaid programs and are increasingly soliciting large distributors of prepaid cards to transfer their programs to their technology platforms. Such a migration essentially eliminates our role as program manager for their card portfolios and we have lost some distributor relationships as a result of this dynamic. In addition, we compete with banks that offer demand deposit accounts and other traditional issuers of debit cards. We also compete against large retailers such as Wal-Mart who are seeking to integrate more financial services into their product offerings and our competitors Green Dot and American Express currently market GPR cards at Wal-Mart stores. We anticipate increased competition from alternative financial services providers who are often well-positioned to service the underbanked and who may wish to develop their own prepaid debit card programs. The increased desire of banks, retailers, processors and alternative financial services providers to develop and promote prepaid debit card programs could have an adverse effect on our business, including increased price competition and the loss of distributor relationships.

        Our ability to grow our business is dependent on our ability to compete effectively against other providers of GPR cards and alternative financial services. Many existing and potential competitors have longer operating histories and greater name recognition than we do. In addition, many of our existing and potential competitors are substantially larger than we are and have substantially greater financial and other resources than we do. We also face strong price competition. To stay competitive, we may have to increase the incentives that we offer to our distributors and decrease the prices of our products and services, which could adversely affect our operating results.

The loss of, or changes to, our relationships with MetaBank or our other Issuing Banks could adversely affect our business, results of operations and financial position.

        We rely on the arrangements we have with our Issuing Banks to provide us with critical products and services, including the FDIC-insured depository accounts tied to the cards we manage, access to the ATM networks, membership in the card associations and network organizations (collectively, the "Networks") and other banking services. As of December 31, 2012, the majority of our active cards were issued through MetaBank. If our relationship with MetaBank deteriorates, it could hinder our ability to grow our business and have an adverse impact on our operating results. If any material adverse event were to affect MetaBank, including as a result of the directives issued by the OCC against MetaBank, or one or more of our other Issuing Banks or if we were to lose MetaBank or one or more of our other Issuing Banks, we would be forced to find an alternative provider of these critical banking services.

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

        We collect and store personally identifiable information about our cardholders, including names, addresses, social security numbers, driver's license numbers and account numbers and we maintain a database of cardholder data relating to specific transactions, including account numbers, in order to process transactions and prevent fraud. As a result, we are required to comply with the privacy provisions of the Gramm-Leach-Bliley Act, various other federal and state privacy statutes and regulations, and the Payment Card Industry Data Security Standard, each of which is subject to change at any time. Compliance with these requirements is often difficult and costly, and our failure, or our distributors' failure, to comply may result in significant fines or civil penalties, regulatory enforcement action, liability to our Issuing Banks and termination of our agreements with one or more of our Issuing Banks, each of which could have a material adverse effect on our financial position and/or operations. In addition, a significant breach could result in our being prohibited from processing transactions for any of the relevant Network organizations, including Visa, MasterCard or PULSE, which would also have a significant material adverse impact on our financial position and/or results of operations.

        Any data breach or failure to comply with any applicable privacy requirements could result in damage to our reputation, which could reduce the use and acceptance of the prepaid cards we market and manage, cause our Issuing Banks or distributors to cease doing business with us or lead to greater regulation, each of which could have a material adverse impact on our business, results of operations, financial position or potential for growth.

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

        The technologies used in the payments industry are protected by a wide array of patents and other intellectual property rights. As a result, third parties may assert infringement and misappropriation claims against us from time to time based on our general business operations or the equipment, software or services we use or provide. Various third parties have asserted or suggested the possibility of asserting patent infringement claims against us from time to time in the past and we are currently the defendant in one ongoing dispute related to a patent held by MiCash, Inc. (see "Item 3. Legal Proceedings" contained in this Annual Report on Form 10-K).

        Whether or not an infringement or misappropriation claim is valid or successful, it could adversely affect our business by diverting management's attention and involving us in costly and time-consuming litigation. In the event a claim of infringement against us is successful, we may be required to pay past and future royalties to use technology or other intellectual property rights then in use, enter into a license agreement and pay license fees or stop using the relevant technology or other intellectual property. We may be unable to obtain the necessary licenses from third parties at a reasonable cost or within a reasonable time. In addition, our distributors may be subject to infringement or misappropriation claims that, if successful, could preclude them from distributing our products and services or cause them to increase the fees they charge us. In addition, if claims made against our distributors arise out of their distribution of our products and services, we are required to indemnify them against any losses. We may not be fully protected against all losses associated with an infringement or misappropriation claim involving the licensors and suppliers who provide us with the software and technology that we use in our business. In addition, any such suppliers may refuse to, or may be unable to, pay any damages or honor their defense and indemnification obligations to us, which may result in us having to bear such losses.

The majority of our revenues result from GPR cards marketed pursuant to agreements we have entered into with distributors. If we are unable to maintain relationships with our distributors on terms that are favorable to us, our business, financial condition and operating results may be materially adversely affected.

        Our business model depends in large part on establishing agreements with distributors, primarily alternative financial services providers as well as grocery and convenience stores and other traditional retailers. While we continually seek to diversify the sources of our revenues and card distribution, the majority of our revenue streams have historically depended on cards distributed through these channels. In 2012, GPR cards distributed through our largest distributor, ACE, accounted for approximately 36.6% of our revenues. Our current contract with ACE expires in March 2016 (this agreement will extend for an additional five years upon consummation of the proposed Merger). Cards distributed through retailers associated with Blackhawk and InComm account for a relatively small, but growing, percentage of our revenues.

        The success of our business depends substantially on our ability to attract and retain retailers with a large number of locations that are convenient for our cardholders to purchase and reload their GPR cards. Some of our distributors may endeavor to internally develop their own prepaid debit card programs or enter into exclusive relationships with our competitors to distribute their products. The loss of, or a substantial decrease in revenues from, one or more of our top distributors, particularly ACE, could have a material adverse effect on our business and operating results. In addition, any loss of or disruption in our relationship with InComm or Blackhawk could materially delay or inhibit our ability to pursue our retail expansion strategy. Most of our distribution agreements have terms ranging from three to five years and are typically renewable automatically for subsequent terms of at least one year unless we or the distributor affirmatively elect to discontinue the agreement within the required notice period. If we want to continue a contractual relationship with a distributor after the expiration of the agreement, we are typically required to renegotiate the terms of the agreement upon its expiration and in some circumstances we may be forced to modify the terms of the agreement before it expires. Our negotiations to renew some distribution agreements have resulted in, and in the future may result in, financial and other terms that are less favorable to us than the terms of the prior agreements, such as improved royalty rates and terms that permit the distributors to market prepaid debit cards that compete with our GPR cards. Further, we may not succeed in renewing these agreements when they expire, which would result in a complete loss of new revenue from these distributors. If we are required to pay higher revenue-sharing amounts or agree to other less favorable terms to retain our distributors, or if we are not able to renew our relationships with our distributors upon the expiration of our agreements, our business, financial condition and operating results would be harmed.

We depend on our distributors' sale and promotion of our products and services, but their interests and operational decisions might not always align with our interests.

        A significant portion of our operating revenues are derived from our products and services sold at the stores of our distributors. Because we often compete with many other providers of consumer and financial products for placement and promotion of products in these stores, our success depends on the willingness of our distributors to promote our products and services successfully. In general, these third parties are able to exercise significant discretion over the placement and promotion of our products in their locations and they can chose to give greater prominence to the products and services of other prepaid debit card providers. In many instances, our distributors have greater incentives to promote other products or services to consumers. If our distributors do not actively and effectively promote the sale of our cards, our growth will be limited and our operating results will suffer.

We are subject to extensive and complex federal and state regulation and new regulations and/or changes to existing regulations could adversely affect our business.

        As an agent of, and third-party service provider to, our Issuing Banks, we are subject to indirect regulation and direct audit and examination by the OCC, the FRB, the Georgia Department of Banking and Finance, the Delaware Office of the State Bank Commissioner, the Alabama Banking Department and the Federal Deposit Insurance Corporation, or the FDIC. We will become subject to additional regulators as we add new issuing banks. We are also subject to direct regulation by those states in which we are licensed as a money transmitter.

        Because each of our distributors offers prepaid cards and reload services either as an agent of NetSpend, Blackhawk, InComm or one of our Issuing Banks, we do not believe that the distributors are themselves required to become licensed as money transmitters in order to engage in such activity. However, there is a risk that a federal or state regulator will take a contrary position and initiate enforcement or other proceedings against a distributor, us, our Issuing Banks or our other distribution partners. Such a development could have an adverse impact on our business, even if the relevant party were to ultimately prevail in such proceedings. It is also possible that the relevant party could be unsuccessful in making a persuasive argument that it should not be subject to such licensing requirements, and therefore could be deemed to be in violation of one or more of the state money transmitter statutes. Such failure to comply could result in the imposition of fines, the suspension of the relevant party's ability to offer some or all of our GPR cards and related services in the relevant jurisdiction, civil liability and criminal liability, each of which would likely have a material adverse impact on our revenues.

        State and federal legislatures and regulatory authorities have become increasingly focused upon the regulation of the financial services industry and continue to adopt new legislation which could result in significant changes in the regulatory landscape for financial institutions (such as our Issuing Banks) and other financial services companies (including our business). For example, the establishment of the federal Consumer Financial Protection Bureau ("CFPB") will likely expose us to increased regulatory oversight and possibly more burdensome regulation that could have an adverse impact on our revenue and profits. In May 2012, the CFPB announced an intention to propose regulations regarding the prepaid card industry, although no rule has yet been published. Additionally, changes to the disclosures which must be provided with our products and services or limitations placed on the overdraft and other fees associated with them could negatively impact our financial position by increasing our costs and reducing our revenue (we currently generate approximately 7% of our revenue from overdraft fees assessed on the GPR cards that we market through distributors and through direct-to-consumer and online marketing programs). Furthermore, states may adopt statutes which could limit the application of certain fees or otherwise increase the costs incurred, or negatively impact the revenue received, by our Issuing Banks in connection with the provision of prepaid debit cards, which would have an indirect adverse impact on our revenue (Vermont has adopted such a law and we are winding down our activities in this jurisdiction). Finally, if the federal or one or more state governments impose additional legislative or regulatory requirements on us, our Issuing Banks or our distributors, or prohibit or limit our activities as currently conducted, we may be required to modify or terminate some or all of our products and services offered in the relevant jurisdiction or certain of our Issuing Banks may terminate their relationship with us, which in turn could adversely affect our business. Any failure, or perceived failure, by us, our Issuing Banks or our distributors to comply with all applicable statutes and regulations could result in fines, penalties, regulatory enforcement actions, civil liability, criminal liability, and/or limitations on our ability to operate our business, each of which could significantly harm our reputation and have a material adverse impact on our business, results of operations and financial condition.

        In 2010, the FRB issued a final rule implementing Title IV of the Credit Card Accountability, Responsibility, and Disclosure Act of 2009, or CARD Act, which imposes requirements relating to disclosures, fees and expiration dates that are generally applicable to gift certificates, store gift cards and general-use prepaid cards. We believe that the GPR cards we manage, and the maintenance fees charged on them, are exempt from the requirements of this rule, as they fall within an express exclusion for cards which are reloadable and not marketed or labeled as a gift card or gift certificate. However, this exclusion is not available if the issuer, the distributor selling the card to a consumer or the program manager promotes, even if occasionally, the use of the card as a gift card or gift certificate. As a result, we provide distributors with instructions and policies regarding the display and promotion of our GPR cards. It is possible, however, that despite our instructions and policies to the contrary, a distributor engaged in offering GPR cards to consumers could take an action with respect to one or more of the cards that would cause them to be viewed as being marketed or labeled as a gift card. In such event, it is possible that the GPR cards we manage would lose their eligibility for such exclusion to the CARD Act and the rule's requirements and therefore our program could be deemed to be in violation of the CARD Act and the rule. Such a violation could result in the imposition of fines, the suspension of our ability to offer GPR cards, civil liability, criminal liability and the inability of our Issuing Banks to apply certain fees to their GPR cards, each of which would likely have a material adverse impact on our revenues.

The providers of alternative financial services that distribute our products are subject to extensive and complex federal and state regulations and new regulations and/or changes to existing regulations could adversely affect their ability to offer GPR cards through their locations, which in turn could have an adverse impact on our business.

        Our distributors include a large number of companies in industries that are highly regulated, such as payday lending. It is possible that changes in the legal regime governing such businesses could limit their ability to distribute our products or adversely impact their business and thereby have an indirect adverse impact on our business. For example, a large number of states have either prohibited, or imposed substantial restrictions upon, the offering of "payday loans" and this activity continues to draw substantial scrutiny from federal and state legislatures, regulatory authorities and various consumer groups. Furthermore, the federal financial reform legislation enacted in July 2010 grants supervisory authority over entities engaged in this activity to the CFPB, which is directed to promulgate regulations which may significantly impact the operations and/or viability of various entities, including those engaged in the business of offering payday loans. As a number of our distributors, including our largest distributor, ACE, are engaged in offering payday loans, further legislative and regulatory restrictions that negatively impact their ability to continue their operations could have a corresponding negative impact on our ability to offer GPR cards through their locations, potentially resulting in a significant decline in our revenue.

We are subject to extensive and complex federal and state regulation relating to the distribution of cards through corporate employers and new regulations and/or changes to existing regulations could adversely affect our business.

        We understand that state banking departments, which are charged with regulating the business of money transmission, have traditionally taken the position that the offering of payroll cards does not constitute money transmission and so we are not required to obtain a state money transmission license in order to engage in this activity. However, there is a risk that a federal or state regulator will take a contrary position and initiate enforcement or other proceedings against us or our Issuing Banks, which in turn could have an adverse impact on our business, even if we were to ultimately prevail in such proceedings. It is also possible that we could be unsuccessful in making a persuasive argument that we should not be subject to such licensing requirements and could be deemed to be in violation of one or more of the state money transmitter statutes. Such a violation could result in the imposition of fines, the suspension of our ability to offer cards through corporate employers in the relevant jurisdiction, civil liability and criminal liability, any of which would likely have a material adverse impact on our revenues.

        The use of payroll cards as a means for an employer to remit wages or other compensation to its employees or independent contractors is also governed by state labor laws related to wage payments. Most states permit the use of payroll cards as a method of paying wages to employees, either through statutory provisions allowing such use, or, in the absence of specific statutory guidance, the adoption by state labor departments of formal or informal policies allowing for the use of such cards. Nearly every state allowing payroll cards places certain requirements and/or restrictions on their use as a wage payment method, the most common of which involve obtaining the prior written consent of the employee, limitations on fees and disclosure requirements. There is a risk that one or more states or state labor departments that currently permit the use of payroll cards as a wage payment method will take a contrary position, either through revised legislation, regulation or policies, as applicable, or will impose additional requirements on the provision and use of such cards, each of which could have an adverse impact on our business. We currently generate approximately 15% of our revenue through the management of payroll card programs.

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

        In July 2011, the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN, issued a final rule regarding the applicability of the Bank Secrecy Act's anti-money laundering provisions to "prepaid access programs." This rulemaking clarifies the anti-money laundering obligations for entities, such as us and our distributors, engaged in the provision and sale of prepaid access devices like GPR cards. We have registered with FinCEN as a "money services business" in our capacity as the manager of our prepaid and paycard programs. The final rule also imposes certain anti-money laundering and record keeping requirements on persons who are considered "sellers" of prepaid access. We generally configure our GPR programs so that the members of our load and reload networks are eligible for an exemption from this definition. The final rule requires, however, that persons who load and reload prepaid cards (including closed-loop cards) must also implement policies and procedures reasonably adapted to prevent the sale of prepaid access to funds that exceed $10,000 (the "Daily Limit") to any person during any given day in order to avoid being considered a "seller" of prepaid access. Persons considered "sellers" of prepaid access are required to maintain an effective anti-money laundering program; report suspicious activity; comply with certain recordkeeping requirements relating to customer identifying information and transaction data; and respond to law enforcement requests. These requirements became effective in March 2012.

        It is possible that some distributors will conclude that instituting the policies and procedures needed to provide reasonable assurance that their aggregated prepaid sales to any person do not exceed the Daily Limit on any day is also unduly burdensome. Such a development could make it materially more difficult for us to attract new distributors and retain our existing distributors. This would make it harder for us to sell cards to consumers and could have a material adverse effect on our future revenue and profits. Further, it is possible that FinCEN, or another federal or state regulator, could adopt additional laws or rules that would lead to a similar result.

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

        The termination of our participation in the Networks, or any changes in their rules and regulations or our Issuing Banks' program requirements that would impair our participation in the Networks, could require us to alter or suspend the processing services that we provide to the Issuing Banks with respect to their prepaid debit cards, which would adversely affect our business. Further, if any of our Issuing Banks loses its sponsorship in the Networks, and we are unable to secure another bank to sponsor us with such Network, we would not be able to process transactions with respect to prepaid debit cards and our business would be materially and adversely affected.

The information technology systems and networks maintained by us and the third parties on whom we rely could fail due to factors, including those beyond our control, which could negatively impact our existing customer relationships and our business reputation.

        We depend on the efficient and uninterrupted operation of our technology platforms. These platforms are comprised of a complex system of computers, software, data centers and networks. Our ability to efficiently process transactions also depends on the systems of a wide variety of third parties, including our Issuing Banks, distributors, the Networks and processors over which we have limited or no control. Our technology platforms, and the third party systems on which we rely, could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, acts of terrorism, unauthorized entry and computer viruses. Our property and business interruption insurance may not be adequate to compensate for all losses or failures that may occur. Protracted or frequent system failures could negatively impact our existing customer relationships and our business reputation, which could have a material adverse effect on our results of operations.

We have entered into outsourcing and other agreements related to certain business operations, and any difficulties experienced in these arrangements could result in additional expense, loss of cardholders and revenue or an interruption of our services.

        We have entered into outsourcing agreements with third parties to provide certain customer service and related support functions to our cardholders, including the outsourcing of customer service through facilities located in the Philippines and Guatemala. As a result, we must rely on third parties over which we have limited control to perform certain of our operations and, in certain circumstances, interface with cardholders. If these third parties are unable to perform to our requirements, we may be forced to pursue alternative strategies to provide these services, which could result in delays, interruptions, additional expenses and loss of cardholders.

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

        Our prepaid card programs expose us to threats involving the misuse of cards, collusion, fraud, identity theft and systemic attacks on our systems. Although a large portion of the fraudulent activity associated with the cards we manage is addressed through the chargeback systems and procedures maintained by the Networks, we are often responsible for other losses due to merchant, cardholder and other types of fraud. No system or procedures established to detect and reduce the impact of fraud are entirely effective and we recorded losses of $18.7 million due to fraud in 2012. Although we actively devote efforts to effectively manage risk and prevent fraud, we could nevertheless experience an increase in fraud losses over our historical experience.

        Our cardholders can in some circumstances incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although we generally decline authorization attempts for amounts that exceed the available balance in a cardholder's account, the application of the Networks' rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees can, among other things, result in overdrawn card accounts. We also provide, as a courtesy and at our discretion, certain cardholders with a "cushion" which allows them to overdraw their card accounts by up to $10. In addition, eligible cardholders may enroll in our Issuing Banks' overdraft protection programs and fund transactions that exceed the available balance in their accounts. We generally provide the funds used as part of this overdraft program (MetaBank will advance the first $1.0 million on behalf of its cardholders) and are responsible to our Issuing Banks for any losses associated with any overdrawn account balances. As of December 31, 2012, our cardholders' overdrawn account balances totaled $11.7 million.

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

        The ability of consumers to electronically load funds directly onto their reloadable prepaid debit cards has increased the attractiveness of such cards and their utility to underbanked consumers. Because direct deposit cardholders on average initiate more debit transactions and generate more revenues for us than cardholders without direct deposit, increasing cardholder adoption of direct deposit is an important part of our strategy. We are devoting significant resources to the further development of our direct deposit programs and our growth profile depends on increasing direct deposit participation by our cardholders. Some of our existing contracts with our distributors prohibit us from directly promoting direct deposit to their customers. It is possible that other distributors will insist on similar restrictions in the future, which could limit our ability to grow direct deposit participation. If we are unable to increase direct deposit participation as projected, we will be unable to meet our growth projections, and our business and results of operations will be adversely affected.

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

        We may in the future further expand our distribution channels, technology platform or other aspects of our business through the acquisition of other businesses, assets or technologies. These types of transactions can entail risk, may require a disproportionate amount of our management and financial resources and may create operating and financial challenges, including:

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

        Our success depends in part on developing and protecting our intellectual property and other proprietary rights. We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our intellectual property and other proprietary rights. In addition, we license technology from third parties. We have one registered patent and have applied for additional patents related to some of the unique features of our products. Our patent applications may not become issued patents. If they do not become issued patents, we will not be able to prevent our competitors from using the inventions we sought to patent.

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

        As of December 31, 2012, we had 76,266,748 shares of common stock outstanding (assuming the conversion into common stock of 199,995 shares of non-voting Series A Convertible Preferred Stock ("Series A Stock") by JLL Fund IV and 500,005 shares of Series A Stock held by JLL Fund V). 33,058,580 of these shares were owned by Oak Investment Partners X, LP (11,042,089 shares), Oak X Affiliates Fund, LP (177,266 shares), JLL Fund IV (6,239,627 shares, assuming the conversion of the shares of Series A Stock held by such fund) and JLL Fund V (15,599,598 shares, assuming the conversion of the shares of Series A Stock held by such fund). The shares held by these affiliates are eligible for sale, subject to certain restrictions under the Securities Act of 1933, as amended (the "Securities Act"). In addition, these stockholders have the ability to require us to file a registration statement with respect to their shares under the Securities Act. If we register their shares, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 of the Securities Act. These funds could, and in the past the Oak funds have, also distribute their shares directly to their limited and other partners who could then seek to sell their shares in the public market. Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

  Alexsam Litigation

        On October 24, 2007, Alexsam, Inc. filed suit against NetSpend Corporation ("NetSpend") in the District Court of Travis County, Texas, 419th Judicial District, asserting breach of a license agreement entered into between NetSpend and Alexsam in 2004 and seeking monetary damages, attorneys' fees, costs and interest. The license agreement was entered into by the parties following Alexsam's assertion and subsequent dismissal without prejudice of a claim of patent infringement against NetSpend in 2003. NetSpend asserted counterclaims against Alexsam for breach of contract. In October 2010, Alexsam filed an amended petition, which added a claim by Alexsam that NetSpend fraudulently induced Alexsam to give up its prior patent infringement claims against NetSpend and enter into the license agreement.

        The case was tried to a jury in a trial that concluded on April 27, 2012, with the jury finding that NetSpend had breached its license agreement with Alexsam and awarding Alexsam $18 million in royalties for the period from March 2004 through December 31, 2011. The jury did not find that NetSpend had engaged in any fraudulent conduct. This amount did not include prejudgment interest or attorneys' fees, which we estimated could approximate an aggregate of $6 million, nor did it include royalties that could become payable in future periods if NetSpend was unable to successfully appeal the jury's verdict.

        On November 5, 2012, NetSpend and Alexsam executed an agreement (the "License Agreement") pursuant to which we paid $24 million to Alexsam in exchange for a fully paid up license under the patents underlying the dispute in this case (U.S. Patent Nos. 6,000,608 and 6,189,787 (collectively, the "Licensed Patents")). Following the execution of the License Agreement, the Alexsam case was dismissed with prejudice.

        The License Agreement grants to NetSpend and its affiliates a non-exclusive, irrevocable, nontransferable (subject to certain exceptions), perpetual, fully paid-up, worldwide right and license under the Licensed Patents to, among other things, make, use, distribute or sell any Licensed Product, including to process card activations, recharges, signature debit transactions, PIN debit transactions and ATM withdrawals. "Licensed Product" under the License Agreement means any product with respect to which we serve as (i) a processor for the accounts and/or sub-accounts associated with such product, (ii) a program manager or (iii) an issuer, or any system or method associated with or related to such a product, where the product, system or method, either alone, or in conjunction with other components or activities, infringes or may infringe any claim of the Licensed Patents.

        The license granted under the License Agreement extends to our distributors, retailers, agents, issuing banks, marketers, branding partners, aggregators, accountholders, card associations, authorization networks, and other persons through or for whom we offer, distribute, activate, load, reload or otherwise provide a Licensed Product, including any such person who may contract with us to offer a Licensed Product under, in whole or in part, such person's own name or marks. The license does not extend to activities by third parties that do not pertain to a Licensed Product.

  Baker

        Frederick J. Baker ("Baker") filed a purported consumer class action case against NetSpend, as well as one of its Issuing Banks and card associations (collectively, the "Defendants"), in the U.S

District Court (the "Court") for the District of New Jersey in November 2008 seeking damages and unspecified equitable relief. In May 2009 Baker filed an amended complaint alleging that the Defendants violated the New Jersey Consumer Fraud Act (CFA), the New Jersey Truth-in-Consumer Contract, Warranty, and Notice Act (TCCWNA) and claiming unjust enrichment in connection with the Defendants' alleged marketing, advertising, sale and post-sale handling of NetSpend's gift card product in the State of New Jersey. In March 2011, the court heard oral arguments on Defendants' motion to dismiss Baker's amended complaint. In January 2012, the court granted Defendants' motion in part and dismissed all claims except for the cause of action based on the alleged violation of the CFA. We filed our answer and affirmative defenses in February 2012. We have reached an agreement in principle with the attorneys representing the purported plaintiffs in this case to contribute approximately $0.1 million to a fund that would be used to reimburse the consumers who may have been inadvertently overcharged and to reimburse the attorneys representing the plaintiffs for up to $0.3 million in fees. This settlement is subject to approval by the Court.

  Florida Office of the Attorney General

        In May 2011, NetSpend, along with a number of other participants in the prepaid debit card industry, received a subpoena from the Florida Attorney General's office requesting information regarding NetSpend's marketing materials, fees charged to cardholders and the disclosures provided to them. NetSpend completed its initial documentary response to this request in June 2011. In October 2012, NetSpend, while denying that the Florida's Attorney General's office had jurisdiction over it and denying that it had failed to comply with applicable law, entered into an Assurance of Voluntary Compliance (the "AVC") with the Florida Attorney General's office documenting NetSpend's commitment to continue to recommend to the Issuing Banks that they utilize clear and effective communications when marketing cards to Florida consumers. Under the AVC, NetSpend will reimburse the Florida Attorney General's office for the cost of its investigation and make a contribution to a non-profit entity that promotes financial literacy among young people. NetSpend does not believe that compliance with the AVC will require material modifications to its method of doing business.

  Inter National Bank

        In 2009, NetSpend, in conjunction with two of its Issuing Banks, identified funds related to several years of chargebacks and fee-related recoveries from card associations that were being retained by NetSpend's Issuing Banks and that should have been paid to NetSpend. It was determined that one Issuing Bank owed NetSpend approximately $4.8 million and that another Issuing Bank owed NetSpend approximately $5.8 million. It was also determined that one of NetSpend's Issuing Banks was holding approximately $10.0 million that should have been allocated to the other Issuing Bank. The parties entered into an agreement providing for the appropriate payment and distribution of the funds at issue and agreed to release and discharge each other from any further claims and disputes related to this matter.

        On July 13, 2012, Inter National Bank ("INB"), one of NetSpend's Issuing Banks and a party to the 2009 settlement, filed a lawsuit against NetSpend in the 398th District Court of Hidalgo County, Texas related to the settlement and various related issues. In general, INB's claims relate to an asserted cumulative $10.5 million shortfall (overdraft) in certain administrative accounts at INB that are associated with the NetSpend card program. There is no deficit or other irregularity in the account where cardholder funds are held. INB seeks a declaration that it has no liability for the shortfall and that the shortfall is instead NetSpend's responsibility. Related to the shortfall and the surrounding circumstances, INB has also asserted claims against NetSpend for breach of contract, fraud/failure to disclose, breach of fiduciary duty, negligence, and unjust enrichment. INB also seeks an accounting of all transactions that flowed through INB's accounts from April 21, 2009 to July 31, 2011. INB seeks to recover from NetSpend its damages and its costs and attorneys' fees incurred in connection with the lawsuit. INB also asserted "provisional claims" of negligence and unjust enrichment against BDO Seidman, an accounting firm involved with the 2009 settlement, and MetaBank, which was also a party to the 2009 settlement, in the event INB suffers any loss in connection with the alleged shortfall. Neither BDO Seidman nor MetaBank has been served or appeared in the lawsuit.

        NetSpend has filed a counterclaim against INB, which alleges that INB has refused, in contravention of the requirements of the contract between NetSpend and INB, to transfer the cardholder accounts to a successor bank and that INB has threatened to stop administering the cardholder accounts, which NetSpend alleges INB was required to continue to administer until the account transfer is completed. NetSpend's counterclaim sought a declaration that INB may not refuse to complete the account transfer based on the status of the shortfall, that INB cannot condition completion of the account transfer on resolution of the shortfall, that INB cannot refuse to continue to administer the NetSpend card accounts at this time and that NetSpend has no liability for the shortfall.

        When INB filed its lawsuit, INB obtained a temporary restraining order enjoining NetSpend from allowing the total amount in several of INB's accounts to fall below $10.5 million. This order expired on August 1, 2012. On August 10, 2012, the parties agreed to an interim order, which provided that NetSpend would deposit money into one or more accounts at INB if necessary to maintain the NetSpend-related accounts at INB at or above a total balance of $10.5 million, with any such money so deposited to be returned to NetSpend upon expiration of the interim order. The agreed interim order also required INB to continue to administer the NetSpend card program in the ordinary course. This order was extended several times and expired on October 22, 2012. NetSpend did not deposit any funds with INB pursuant to this order.

        On October 22, 2012, NetSpend and INB agreed to the entry of an order pursuant to which: (i) the parties agreed to undertake their best efforts to move the existing pooled INB cardholder account to another Issuing Bank on or before December 31, 2012 (or by February 16, 2013 if the parties were making substantial progress but the December 31 deadline could not be met despite the good faith efforts of the parties), (ii) INB would continue to administer its card program in the ordinary course pending the account transfer and, (iii) NetSpend will contribute any funds needed to maintain an aggregate non-negative balance in the accounts at INB associated with the INB card program and to cause the accounts associated with the INB card program to close with a zero balance after completion of the account transfer. The amount required to balance the accounts was approximately $10.5 million and we established a $10.5 million reserve for this contingency and correspondingly recognized a pretax operating expense during the year ended December 31, 2012 for a like amount.

        NetSpend agreed to make this contribution to ensure an orderly migration of the INB portfolio to another Issuing Bank (the INB portfolio represents less than 10% of our outstanding GPR cards), and the parties have stipulated that NetSpend's agreement to fund the asserted deficiency is not to be construed as an admission by NetSpend that it has any liability for the shortfall or to prejudice its claim that INB is solely responsible for the amount of the shortfall. NetSpend's contribution of funds will be reimbursable to NetSpend at the conclusion of the litigation, subject to the terms of any final judgment. Further proceedings in this case were suspended pending the completion of the transfer of the INB card portfolio and processing of all remaining cardholder activities which is expected to conclude around February 22, 2013.

        NetSpend intends to vigorously contest INB's suit and to vigorously pursue its own counterclaims as appropriate. There is no scheduling order or trial date set at this time. NetSpend is in process of determining whether its existing insurance coverage applies should any monetary settlement be reached with INB in the future.

  MiCash, Inc.

        MiCash, Inc. ("MiCash") filed a patent infringement case against NetSpend in the U.S. District Court for the Eastern District of Texas in April 2012. MiCash asserts in its complaint that NetSpend has been infringing a patent (United States Patent No. 7,258,274) issued in August of 2007 to MiCash because NetSpend has, among other things, allegedly used, sold or offered to sell prepaid card services which permit and authorize transfers of funds between prepaid debit cards. MiCash is seeking: a judgment that NetSpend has infringed its patent; an injunction prohibiting NetSpend from continuing to infringe its patent; damages for NetSpend's alleged prior infringing activity; attorneys' fees and costs; and if NetSpend's infringement of the patent at issue is determined to be willful, enhanced damages. On June 18, 2012, NetSpend answered the complaint denying all of MiCash's allegations, raising affirmative defenses and asserting counterclaims for declaratory judgment of non-infringement and invalidity. Discovery began in August 2012. We have not established reserves or ranges of possible loss related to these proceedings as, at this time, it has not been determined that a loss is probable and the amount of any possible loss is not reasonably estimable.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

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

	High	Low
Year ended December 31, 2012
Fourth Quarter	$11.97	$8.85
Third Quarter	$9.94	$7.18
Second Quarter	$9.20	$6.41
First Quarter	$9.70	$7.39
Year ended December 31, 2011
Fourth Quarter	$8.16	$4.36
Third Quarter	$10.09	$3.90
Second Quarter	$11.78	$7.53
First Quarter	$15.90	$8.97
Year ended December 31, 2010
Fourth Quarter (beginning October 19)	$16.21	$11.02

        On February 15, 2013, the last reported sales price of our common stock on the NASDAQ stock market was $12.69 per share and, as of December 31, 2012, there were 126 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the stockholders of record.

Dividend Policy

        We did not pay cash dividends on our common stock during 2012 or 2011 and we do not expect to pay cash dividends on our common stock for the foreseeable future. We did expend $92.6 million to repurchase approximately 10.3 million shares of common stock during 2012 and $32.7 million to repurchase approximately 4.3 million shares of common stock during 2011. Any future determination to pay cash dividends on our common stock would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations, financial condition and liquidity requirements, restrictions that may be imposed by applicable law and our contracts and other factors deemed relevant by our board of directors. In addition, the terms of our credit facility currently restricts our ability to pay dividends.

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

        Pursuant to the Exchange Agreement, JLL Fund IV (1,999,950 shares) and JLL Fund V (5,000,050 shares) exchanged (the "Exchange") an aggregate of 7,000,000 shares of the Common Stock held by them for an aggregate of 700,000 shares of Series A Preferred Stock in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof. No commissions or other remuneration was or will be paid or given, directly or indirectly, to the JLL Funds or any other person in connection with the Exchange. The shares of Series A Preferred Stock issued to the JLL Funds will be automatically re-converted into shares of Common Stock (at the rate of ten shares of Common Stock for each share of Series A Preferred Stock) if they are sold or otherwise transferred to a person who is not affiliated with the JLL Funds and does not require that a notice be given under any applicable state law.

        We created the Series A Preferred Stock and entered into the Exchange Agreement because the JLL Funds and their affiliates were close to owning 25% of our outstanding Common Stock as a result of the repurchases conducted by us pursuant to our stock repurchase plans. Under the statutes pursuant to which we are licensed as a money transmitter, having a stockholder acquire in excess of 25% of our outstanding voting shares can result in various filing and notification requirements. Following the consummation of this transaction, the JLL Funds and their affiliates owned less than 20% of our outstanding voting securities.

        During the twelve months ended December 31, 2010, we issued and sold 1,000,215 shares of common stock to certain of our employees and consultants upon the exercise of options to purchase common stock granted pursuant to our Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan (the "2004 Plan") at exercise prices ranging from $0.25 per share to $3.53 per share. The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) thereof, and the rules and regulations promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701.

        During the twelve months ended December 31, 2010, we granted options to purchase an aggregate of 3,244,574 shares of common stock to certain of our employees and consultants pursuant to the 2004 Plan at a weighted average exercise price of $5.22 per share. The issuance of such options was exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) thereof, and the rules and regulations promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701.

        During the twelve months ended December 31, 2010, we granted an aggregate of 674,043 shares of restricted common stock to certain of our employees pursuant to the 2004 Plan. The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) thereof, and the rules and regulations promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701.

Description of Equity Compensation Plans

        The description of our equity compensation plans required by Item 201(d) of Regulation S-K is incorporated herein by reference to "Part III—Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-K.

Issuer's Purchases of Equity Securities

        On June 13, 2011, we announced a $25 million share repurchase program. The share repurchases were made on the open market and through a 10b5-1 plan. The repurchase program commenced in June 2011 and was completed in September 2011. We are holding the repurchased shares in treasury for general corporate purposes. We purchased 3,276,093 shares at an average price of $7.63 per share pursuant to this program. The average price paid per share is calculated on a trade date basis and excludes commissions.

        On November 23, 2011, we announced an additional $25 million share repurchase program. The share repurchases were made through open market purchases pursuant to a 10b5-1 plan. The repurchase program commenced November 30, 2011 and was completed on February 10, 2012. We are holding the repurchased shares in treasury for general corporate purposes. We repurchased 2,050,959 shares in 2012 and a total of 3,094,710 shares at an average price of $8.08 per share pursuant to this program. The average price paid per share is calculated on a trade date basis and excludes commissions.

        In June 2012, our board of directors approved a $75 million share repurchase program that was completed in August 2012. The share repurchases were made through a 10b5-1 plan and block trades. We are holding the repurchased shares in treasury for general corporate purposes. We repurchased 8,216,059 shares at an average price of $9.13 per share pursuant to this program. The average price paid per share is calculated on a trade date basis and excludes commissions.

        We made no repurchases of our common stock during the three months ended December 31, 2012.

ITEM 6.    SELECTED FINANCIAL DATA

        The tables below set forth selected consolidated financial data for the periods indicated. The consolidated balance sheet data as of December 31, 2012 and 2011 and statement of operations data for the years ended December 31, 2012, 2011 and 2010 have been derived from the audited consolidated financial statements of NetSpend Holdings, Inc. included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 2010, 2009 and 2008 and statement of operations data for the years ended December 31, 2009 and 2008 have been derived from the audited consolidated financial statements of NetSpend Holdings, Inc. not included in this Form 10-K. It is important that you read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 37, and our consolidated financial statements and related notes beginning on page 64.

        Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

Consolidated Statement of Operations Data

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands of dollars, except per share data)
Revenues	$351,332	$306,255	$275,387	$225,000	$183,170
Direct operating costs	169,066	146,199	130,783	106,572	80,216
Other operating expenses	111,349	102,132	99,029	92,842	76,983
Goodwill and intangible asset impairment	—	—	—	—	26,285
Settlement (gains) and other losses	36,988	515	4,300	(10,229)	—
Operating income (loss)	33,929	57,409	41,275	35,815	(314)
Income (loss) before income taxes	31,470	55,060	37,100	30,677	(4,338)
Income tax expense	12,603	21,814	14,368	12,503	7,307
Net income (loss)	$18,867	$33,246	$22,732	$18,174	$(11,645)
Net income (loss) per common share:
Basic
Common stock	$0.23	$0.37	$0.26	$0.21	$(0.74)
Class B common stock	$—	$—	$—	$0.21	$(0.74)
Diluted
Common stock	$0.22	$0.36	$0.26	$0.21	$(0.74)
Class B common stock	$—	$—	$—	$0.21	$(0.74)

Balance Sheet Data

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands of dollars)
Cash and cash equivalents	$30,619	$72,076	$67,501	$21,154	$21,490
Total assets	252,593	272,742	263,903	222,285	216,747
Long-term debt, net of current portion	70,000	58,500	58,500	51,979	76,875
Total stockholders' equity	117,646	170,853	156,816	109,352	88,345

Other Financial and Operating Data

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except percentages)
	(unaudited)
Adjusted EBITDA(1)(3)	$96,159	$84,197	$65,568	$40,367	$37,343
Adjusted net income(2)(3)	$49,315	$42,476	$32,262	$16,854	$7,800
Number of active cards (at period end)(4)	2,352	2,063	2,100	1,868	1,578
Number of active cards with direct deposit (at period end)(5)	1,082	865	719	515	361
Gross dollar volume(6)	$13,156,091	$11,159,181	$9,810,515	$7,570,339	$5,690,842
Percentage of direct deposit active accounts(7)	46.0%	41.9%	34.2%	27.6%	22.9%

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

(2)
In addition to Adjusted EBITDA, we use a second non-GAAP financial metric that we label "Adjusted Net Income" to evaluate our financial performance. We compute Adjusted Net Income by adjusting net income or net loss to remove tax-effected amortization expense, stock-based compensation and non-recurring gains and losses. We believe that Adjusted Net Income is an important metric that is useful to our board of directors, management and investors for the following reasons:

•
Assets being depreciated will often have to be replaced in the future and Adjusted EBITDA does not reflect any expenditure for these items;

•
Adjusted EBITDA does not reflect the interest expense or the payments necessary to service interest payments on our debt;

•
Adjusted Net Income provides a meaningful comparison of our operating results over several periods because it removes the impact of income and expense items that are not a direct result of our core operations, such as goodwill and intangible impairments, legal settlements and one-time settlement gains, losses on the early extinguishment of long-term debt and other infrequent losses;

•
Adjusted Net Income per share on a diluted basis functions as a threshold target for our company-wide employee bonus compensation and other stock-based awards issued to certain of our key employees; and

•
We believe Adjusted Net Income measurements are used by investors as a supplemental measure to evaluate the overall operating performance of companies in our industry.

(3)
By providing this non-GAAP financial measure, together with the below reconciliation, we believe we are enhancing investors' understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing strategic initiatives. Our Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to what other companies define as Adjusted EBITDA and Adjusted Net Income. In addition, Adjusted EBITDA and Adjusted Net Income are not measures defined by U.S. GAAP and should not be considered as substitutes for or alternatives to net income, operating income, cash flows from operating activities or other financial information as determined by U.S. GAAP. Our presentation of Adjusted EBITDA and Adjusted Net Income should not be construed as an implication that our future results will be unaffected by unusual or non-recurring items.

(4)
Number of active cards represents the total number of GPR cards that have had a PIN or signature-based purchase transaction, a point-of-sale load transaction or an ATM withdrawal within three months of the date of determination.

(5)
Number of active cards with direct deposit represents the number of active cards that have had a direct deposit load within three months of the date of determination.

(6)
Gross dollar volume, also known in the industry as purchase volume, represents the total dollar volume of debit transactions and cash withdrawals made using the GPR cards we manage.

(7)
Percentage of active cards with direct deposit represents the percentage of active GPR cards that have had a direct deposit load within three months of the date of determination.

        The following is a reconciliation of our net income (loss) for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 to Adjusted EBITDA.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands of dollars)
Net income (loss)	$18,867	$33,246	$22,732	$18,174	$(11,645)
Interest income	(139)	(108)	(85)	(32)	(384)
Interest expense	2,598	2,457	3,526	5,170	4,408
Income tax expense	12,603	21,814	14,368	12,503	7,307
Depreciation and amortization	13,778	15,031	12,725	10,297	8,899

EBITDA	47,707	72,440	53,266	46,112	8,585
Stock-based compensation expense	11,464	11,242	7,268	4,484	2,473
Goodwill and acquired intangible asset impairment	—	—	—	—	26,285
Settlement (gains) and other losses	36,988	515	4,300	(10,229)	—
Loss on extinguishment of debt	—	—	734	—	—

Adjusted EBITDA	$96,159	$84,197	$65,568	$40,367	$37,343

  Settlement (gains) and other losses of $37.0 million during the year ended December 31, 2012 primarily relates to accruals for legal contingencies and settlements. Settlement (gains) and other losses $0.5 million during the year ended December 31, 2011 primarily relates to severance costs incurred in connection with the consolidation of some of our processing platforms and call center activities. Settlement (gains) and other losses during the year ended December 31, 2010 relates to a $3.5 million loss related to a patent infringement dispute and a $0.8 million loss associated with a contractual dispute with an Issuing Bank. Settlement (gains) and other losses during the year ended December 31, 2009 relates to $9.0 million of funds received from our Issuing Banks for fee and chargeback recoveries and $1.2 million resulting from the settlement of certain litigation.

  The loss on extinguishment of debt during the year ended December 31, 2010 relates to a $0.7 million write-off of the remaining capitalized debt issuance costs associated with our prior credit facility.

        The following is a reconciliation of our net income (loss), the most comparable GAAP measure, for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 to Adjusted Net Income.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands of dollars)
Net income (loss)	$18,867	$33,246	$22,732	$18,174	$(11,645)
Stock-based compensation expense	11,464	11,242	7,268	4,484	2,473
Goodwill and acquired intangible asset impairment	—	—	—	—	26,285
Amortization of intangibles	2,295	3,524	3,245	3,516	3,224
Settlement (gains) and other losses	36,988	515	4,300	(10,229)	—
Loss on extinguishment of debt	—	—	734	—	—

Total pre-tax adjustments	50,747	15,281	15,547	(2,229)	31,982
Tax rate(1)	40.0%	39.6%	38.7%	40.8%	39.2%
Tax adjustment	20,299	6,051	6,017	(909)	12,537

Adjusted net income	$49,315	$42,476	$32,262	$16,854	$7,800

  Settlement (gains) and other losses of $37.0 million during the year ended December 31, 2012 primarily relates to accruals for legal contingencies and settlements. Settlement (gains) and other losses of $0.5 million during the year ended December 31, 2011 primarily relates to severance costs incurred in connection with the consolidation of some of our processing platforms and call center activities. Settlement (gains) and other losses during the year ended December 31, 2010 relates to a $3.5 million loss related to a patent infringement dispute and a $0.8 million loss associated with a contractual dispute with an Issuing Bank. Settlement (gains) and other losses during the year ended December 31, 2009 relates to $9.0 million of funds received from our Issuing Banks for fee and chargeback recoveries and $1.2 million resulting from the settlement of certain litigation.

  The loss on extinguishment of debt during the year ended December 31, 2010 relates to a $0.7 million write-off of the remaining capitalized debt issuance costs associated with our prior credit facility.

(1)
The 2008 tax rate was adjusted to remove the impact of a goodwill impairment charge recorded during 2008 in order to establish the rate used to book taxes in the absence of this impairment charge consistent with the pre-tax adjustments used to calculate adjusted net income.

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

 Overview

        NetSpend is a leading program manager for FDIC-insured depository institutions that issue general-purpose reloadable prepaid debit cards, or GPR cards, and provide related alternative financial services to underbanked consumers in the United States. The programs managed by the Company empower underbanked consumers by providing them with innovative and affordable financial products and services tailored to meet their particular financial services needs and preferences in a manner that traditional banking institutions have not historically met. In addition, the products and services we manage provide our distributors an opportunity to enhance their customer relationships and generate incremental, ongoing revenue streams.

        Cardholders may use their GPR cards to make purchase transactions at any merchant that participates in the MasterCard, Visa or PULSE networks and to withdraw funds from participating ATMs. MetaBank holds the majority of the cardholder funds. We own approximately 3.6% of the outstanding equity interests in Meta Financial Group, Inc. ("MFG"), MetaBank's holding company.

        Our principal operating company, predecessor and current subsidiary, NetSpend Corporation ("NetSpend"), was incorporated in Texas in 1999. In May 2004, Oak Investment Partners acquired a controlling equity interest in NetSpend through a recapitalization transaction pursuant to which we, as a newly-formed holding company incorporated in Delaware, acquired all of the capital stock of NetSpend. In 2008, we acquired Skylight Financial, Inc. ("Skylight"), a payroll card provider, in a stock-for-stock merger. Entities affiliated with one of our significant shareholders, the JLL Funds, were previously the majority owners of Skylight.

        We have built an extensive and diverse distribution and reload network in the United States to support the marketing and ongoing use of the GPR cards we manage. We market cards through multiple distribution channels, including alternative financial service providers, traditional retailers, direct-to-consumer and online marketing programs and to corporate employers as an alternative method of wage payment for their employees. Beginning in 2008, we decided to focus primarily on GPR cards and we ceased marketing gift cards entirely in August 2010.

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

        We are pursuing a bank diversification strategy and we are distributing our card issuing activities across three issuing banks, in addition to the banks that issue our payroll cards. We are focused on balancing our diversification strategy with the protection of existing cardholder and direct deposit relationships and other operational considerations. In furtherance of this strategy we entered into an agreement with The Bancorp Bank ("Bancorp") in January 2011 pursuant to which Bancorp serves as an Issuing Bank for some of our new and existing card programs, including the cards we distribute through traditional retailers. We have also signed an agreement with BofI Federal Bank ("BofI") pursuant to which we will manage GPR and payroll cards to be issued by it. BofI began issuing GPR cards in January 2013.We are continuing our discussions with other prospective issuing banks.

        In May 2011, we amended our agreement with Inter National Bank ("INB") to extend the date by which we agreed to transition the GPR cards issued by INB to another bank from July 2011 to September 2011. We have transitioned the distributors of cards issued by INB to other Issuing Banks and we transferred INB's cardholder portfolio to Bancorp in February 2013. We and INB are engaged in an active dispute regarding the contractual obligations of the parties in connection with the transition of INB's portfolio.

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

Recent Developments

  Share Repurchase Programs

        In November 2011, our board of directors approved a $25 million share repurchase program that was completed in February 2012. In June 2012, our board of directors approved a $75 million share repurchase program that was completed in August 2012. The share repurchases were made through a 10b5-1 plan and through block trades. We intend to hold the repurchased shares in treasury for general corporate purposes. During 2012, we repurchased approximately 10.3 million shares of common stock at an average price of $9.00 per share pursuant to these programs. The average price paid per share is calculated on a trade date basis and excludes commissions.

Key Business Metrics

        As a leading manager of providers of GPR card programs and related alternative financial services to underbanked consumers, we evaluate a number of business metrics to monitor our performance and manage our business. We believe the following metrics are the primary indicators of our performance.

        Number of Active Cards—represents the total number of GPR cards that have had a PIN or signature-based purchase transaction, a point-of-sale load transaction or an ATM withdrawal within three months of the date of determination. The programs we manage had approximately 2,352,000, 2,063,000 and 2,100,000 active cards as of December 31, 2012, 2011 and 2010, respectively.

        Number of Active Cards with Direct Deposit—represents the number of active cards that have had a direct deposit load within three months of the date of determination. We managed 1,082,000, 865,000 and 719,000 direct deposit active cards as of December 31, 2012, 2011 and 2010, respectively. Our strategy is to focus on increasing the number of cards that receive direct deposits because cardholders who use direct deposit generate more revenue for us than those who do not. Additionally, consumers who receive direct deposits tend to remain in our programs longer than non-direct deposit cardholders.

        Percentage of Active Cards with Direct Deposit—represents the percentage of active GPR cards that have had a direct deposit load within three months of the date of determination. The percentage of active cards that were direct deposit active cards as of December 31, 2012, 2011 and 2010, was approximately 46%, 42%, and 34%, respectively.

        Gross Dollar Volume ("GDV")—represents the total dollar volume of debit transactions and cash withdrawals made using the GPR cards we manage. Our gross dollar volume, also known in the industry as purchase volume, was $13.2 billion, $11.2 billion and $9.8 billion for the years ended December 31, 2012, 2011 and 2010, respectively. Approximately 82.7%, 78.0% and 71.8% of the gross dollar volume for the years ended December 31, 2012, 2011 and 2010, respectively, was made using active cards with direct deposit.

Key Components of Our Results of Operations

Operating Revenues

        Our operating revenues primarily consist of a portion of the service fees and interchange revenues received by our Issuing Banks in connection with the programs we manage.

        Cardholders are charged fees in connection with our programs, as follows:

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

  •
  Additional Products and Services—Cardholders are charged fees associated with additional products and services offered in connection with certain of our cards, including the use of overdraft features, a variety of bill payment options, custom card designs and card-to-card transfers of funds initiated through our call centers.

  •
  Other—Cardholders are charged fees in connection with the acquisition and reloading of our GPR cards at distributors and we receive a portion of these amounts in some cases.

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

        We earn revenues from a portion of the interchange fees remitted by merchants when cardholders make purchase transactions using their cards. Subject to applicable law, interchange fees are fixed by the Networks. Interchange revenues are recognized net of sponsorship, licensing and processing fees charged by the Networks for services they provide in processing transactions routed through them. Interchange revenue is recognized during the period that the purchase transactions occur. Also included in interchange revenue are fees earned from branding agreements with the Networks.

        Our quarterly operating revenues fluctuate as a result of certain seasonal factors. The most significant increases in the number of our active cards and our GDV typically occur in the first three months of each year as a result of consumers acquiring new cards and loading them with their tax refunds. We expect this seasonal variance to become more pronounced in 2013 due to an agreement with Intuit, Inc. ("Intuit") pursuant to which we will provide the only GPR card that can be ordered through the use of its TurboTax software. We began marketing cards under this program in early 2013.

Operating Expenses

        We classify our operating expenses into the following categories:

        Direct Operating Costs—Direct operating costs consist primarily of the commissions we pay to members of our distribution and reload network for their services, ATM processing fees, card supply costs, costs for fraud and other losses related to the card programs we manage, customer verification costs, customer service costs and fees paid to our Issuing Banks. These costs are driven by transaction volumes and the number of active cards.

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

        Advertising, Marketing and Promotion Costs—Advertising, marketing and promotion costs primarily consist of the costs of our efforts to market the products we manage to potential cardholders including direct mailings, internet and television advertising, promotional events run in conjunction with our distributors, conferences, trade shows and the creation of marketing collateral and other materials.

        Other General and Administrative Costs—Other general and administrative costs primarily consist of costs for legal, accounting, information technology, travel, facility and other corporate expenses.

        Depreciation and Amortization—Depreciation and amortization consists of depreciation of our long-lived assets and amortization of finite-lived intangibles.

        Other Losses—Other losses consist of legal contingencies and settlements and other infrequent losses.

Other Income (Expense)

        Other income (expense) primarily consists of interest income and interest expense. Interest income represents interest we receive on our cash and cash equivalents. Interest expense is associated with our long-term debt and capital leases.

Income Tax Expense

        Income tax expense primarily consists of corporate income taxes on our profits.

Consolidated Statements of Operations Data

	Year Ended December 31,
	2012	2011	2010
	(in thousands of dollars)
Operating Revenues	$351,332	$306,255	$275,387
Operating Expenses
Direct operating costs	169,066	146,199	130,783
Salaries, benefits and other personnel costs	56,328	52,736	54,032
Advertising, marketing and promotion costs	20,127	14,230	14,038
Other general and administrative costs	21,116	20,135	18,234
Depreciation and amortization	13,778	15,031	12,725
Other losses	36,988	515	4,300

Total operating expenses	317,403	248,846	234,112

Operating income	33,929	57,409	41,275
Other Income (Expense)
Interest income	139	108	85
Interest expense	(2,598)	(2,457)	(3,526)
Loss on extinguishment of debt	—	—	(734)

Total other expense	(2,459)	(2,349)	(4,175)

Income before income taxes	31,470	55,060	37,100
Provision for income taxes	12,603	21,814	14,368

Net income	$18,867	$33,246	$22,732

	As a Percentage of Total Operating Revenues
	Year Ended December 31,
	2012	2011	2010
Operating Revenues	100.0%	100.0%	100.0%
Operating Expenses
Direct operating costs	48.1	47.7	47.5
Salaries, benefits and other personnel costs	16.1	17.2	19.6
Advertising, marketing and promotion costs	5.7	4.7	5.1
Other general and administrative costs	6.0	6.6	6.6
Depreciation and amortization	3.9	4.9	4.6
Other losses	10.5	0.2	1.6

Total operating expenses	90.3	81.3	85.0

Operating income	9.7	18.7	15.0
Other Income (Expense)
Interest income	0.1	0.1	—
Interest expense	(0.8)	(0.8)	(1.3)
Loss on extinguishment of debt	—	—	(0.2)

Total other expense	(0.7)	(0.7)	(1.5)

Income before income taxes	9.0	18.0	13.5
Provision for income taxes	3.6	7.1	5.2

Net income	5.4%	10.9%	8.3%

 Comparison of Fiscal 2012 and 2011

Operating Revenues

        Our operating revenues totaled $351.3 million in fiscal 2012, an increase of $45.0 million, or 14.7%, from the $306.3 million seen in fiscal 2011. Service fees represented approximately 77.5% of our revenue for fiscal 2012 with the balance of our revenue consisting of interchange fees. Service fee revenue increased $34.5 million, or 14.5%, from $237.6 million in fiscal 2011 to $272.1 million in fiscal 2012. This year-over-year increase in service fee revenue was substantially driven by the increase in direct deposit accounts (cardholders with direct deposit generally initiate more transactions and generate more revenues for us than those that do not take advantage of this feature) and, to a lesser extent, the expansion of product features across our direct deposit customer base.

        Interchange revenue represented approximately 22.5% of our revenue for fiscal 2012 and 22.4% of our revenue for fiscal 2011. Interchange revenue increased $10.6 million, or 15.5%, from $68.6 million in fiscal 2011 to $79.2 million in fiscal 2012. This increase was primarily the result of a 17.9% year-over-year increase in our gross dollar volume.

Operating Expenses

        The following table presents the breakdown of operating expenses among direct operating costs, personnel costs, advertising and marketing costs, other general and administrative costs, depreciation and amortization and other components of operating expenses:

	Year Ended December 31,
	2012		2011
	Amount	Percentage of Total Operating Revenues	Amount	Percentage of Total Operating Revenues	Change
	(in thousands of dollars)
Operating Expenses
Direct operating costs	$169,066	48.1%	$146,199	47.7%	$22,867
Salaries, benefits and other personnel costs	56,328	16.1	52,736	17.2	3,592
Advertising, marketing and promotion costs	20,127	5.7	14,230	4.7	5,897
Other general and administrative costs	21,116	6.0	20,135	6.6	981
Depreciation and amortization	13,778	3.9	15,031	4.9	(1,253)
Other losses	36,988	10.5	515	0.2	36,473

Total operating expenses	$317,403	90.3%	$248,846	81.3%	$68,557

        Direct Operating Costs—Our direct operating costs were $169.1 million in fiscal 2012, an increase of $22.9 million, or 15.7%, from fiscal 2011. As a percentage of revenues, our direct operating costs increased from 47.7% in fiscal 2011 to 48.1% in fiscal 2012. This net increase, as a percentage of revenue, was primarily caused by an increase in investment in our distribution activities through traditional retailers and direct-to-consumer acquisition activities and an increase in our provision for fraud-related losses. This percentage increase was partially offset by a decrease, as a percentage of revenue, in commissions paid to our distributors caused by a greater proportion of cardholder loads being generated through our online, direct marketing and traditional retail channels because we do not pay distributor commissions on these loads.

        Salaries, Benefits and Other Personnel Costs—Our salaries, benefits and other personnel costs were $56.3 million in fiscal 2012, an increase of $3.6 million, or 6.8%, from fiscal 2011. As a percentage of revenues, our salaries, benefits and other personnel costs decreased from 17.2% of revenues in fiscal 2011 to 16.1% in fiscal 2012. This decrease was primarily the result of relatively consistent levels of stock based compensation expenses during a period of increasing revenues, and, to a lesser extent, an increase in capitalized personnel costs (which has the effect of reducing salaries, benefits and other personnel costs) associated with the internal development of software for our processing platforms.

        Advertising, Marketing and Promotion Costs—Our advertising, marketing and promotion costs were $20.1 million in fiscal 2012, an increase of $5.9 million, or 41.5% from fiscal 2011. This increase was largely due to an increase in our investment in direct-to-consumer marketing through internet, television and direct mail advertising. We expect to see increased investment in our advertising costs in future periods.

        Other General and Administrative Costs—Our other general and administrative costs were $21.1 million in fiscal 2012, an increase of $1.0 million, or 5.0%, from fiscal 2011. As a percentage of revenues, our other general and administrative costs decreased from 6.6% in fiscal 2011 to 6.0% in fiscal 2012. This decrease, as a percentage of revenue, was primarily a result of greater efficiencies of scale.

        Depreciation and Amortization—Our depreciation and amortization costs were $13.8 million in fiscal 2012, a decrease of $1.2 million, or 8.0%, from fiscal 2011. This decrease was primarily the result of fully amortizing certain long-lived assets during 2012.

        Other Losses—Other losses of $37.0 during fiscal 2012 related to accruals for legal contingencies and settlements, primarily Alexsam ($24.0 million) and INB ($10.5 million) (see "Item 3. Legal Proceedings" contained in this Annual Report on Form 10-K). Other losses of $0.5 million during fiscal 2011 primarily related to severance and other related restructuring costs incurred in connection with the consolidation of some of our processing platforms and call center activities.

Income Tax Expense

        The following table presents the breakdown of our effective tax rate among federal, state and other taxes:

	Year Ended December 31,
	2012	2011
U.S. federal income tax	35.0%	35.0%
State income taxes, net of federal benefit	2.4	2.8
Other	2.6	1.8

Income tax expense	40.0%	39.6%

        Our income tax expense was $12.6 million in fiscal 2012, a decrease of $9.2 million from fiscal 2011. This decrease was primarily the results of a period-over-period decrease in our taxable income.

Comparison of Fiscal 2011 and 2010

Operating Revenues

        Our operating revenues totaled $306.3 million in fiscal 2011, an increase of $30.9 million, or 11.2%, from $275.4 million seen in fiscal 2010. Service fees represented approximately 77.6% of our revenue for fiscal 2011 with the balance of our revenue consisting of interchange fees. Service fee revenue increased $21.8 million, or 10.1%, from $215.8 million in fiscal 2010 to $237.6 million in fiscal 2011. This year-over-year increase in service fee revenue was substantially driven by the increase in direct deposit accounts (cardholders with direct deposit generally initiate more transactions and generate more revenues for us than those that do not take advantage of this feature) and, to a lesser extent, the expansion of product features across our direct deposit customer base.

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

        Other General and Administrative Costs—Our other general and administrative costs were $20.1 million in fiscal 2011, an increase of $1.9 million, or 10.4%, from fiscal 2010. This year-over-year increase was primarily the result of an increase in legal and other professional expenses, insurance costs and other corporate expenses related to our status as a public reporting company during 2011. We were a private company during the first nine months of 2010. In addition, we incurred greater software maintenance, licensing and support fees in fiscal 2011 compared to fiscal 2010 as a result of capital expenditures and assets placed into service in 2010.

        Depreciation and Amortization—Our depreciation and amortization costs were $15.0 million in fiscal 2011, an increase of $2.3 million, or 18.1%, from fiscal 2010. This increase was primarily the result of increased depreciation resulting from capital expenditures and assets placed into service in 2010.

        Other Losses—Other losses of $0.5 million during fiscal 2011 primarily related to severance and other related restructuring costs incurred in connection with the consolidation of some of our processing platforms and call center activities. In fiscal 2010, other losses of $4.3 million related to a $3.5 million loss related to a patent infringement dispute and $0.8 million related to a contractual dispute with an Issuing Bank.

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

Comparison of Fiscal 2012, 2011 and 2010

	Year Ended December 31,
	2012	2011	2010
	(in thousands of dollars)
Net cash provided by operating activities	$37,978	$48,847	$52,101
Net cash used in investing activities	(16,525)	(10,088)	(9,259)
Net cash provided by (used in) financing activities	(62,910)	(34,184)	3,505

Net change in cash and cash equivalents	$(41,457)	$4,575	$46,347

Cash Flows from Operating Activities

        During fiscal 2012, our operating activities provided $38.0 million of cash, resulting from $18.9 million of net income and an adjustment of $45.5 million for non-cash items, offset by $26.4 million in cash used by operating assets and liabilities. The $45.5 million adjustment for non-cash items primarily relates to $10.9 million of litigation contingency reserves, $13.8 million of depreciation and amortization expense, an $18.7 million provision for cardholder losses and $11.5 million of non-cash stock-based compensation expense, offset by $6.8 million in deferred income taxes and a $2.7 million tax benefit associated with the exercise of stock options. The $26.4 million in cash used by changes in operating assets and liabilities was primarily the result of $19.0 million of payments against our cardholders' reserve, a $9.8 million increase in other long-term assets driven primarily by prepaid commissions to distributors that will be amortized over the terms of the related contracts, a $1.5 million increase in prepaid card supply and a $3.1 million increase in accounts receivable. These changes were partially offset by a $7.2 million increase in our accounts payable and accrued liabilities.

        The $38.0 million of 2012 operating cash flows represents a $10.8 million decrease over 2011 operating cash flows of $48.8 million. The $10.8 million decrease in operating cash flows primarily relates to $14.4 million decrease in net income and a $5.1 million decrease in cash provided by changes in operating assets and liabilities, partially offset by an $8.7 million increase in non-cash adjustments to net income. During 2011, $21.3 million of cash was used by changes in operating assets and liabilities while $26.4 million of cash was used by changes in operating assets and liabilities during 2012. This $5.1 million increase in cash used by changes in operating assets and liabilities was primarily caused by an $11.1 million increase in cash provided by changes in accounts payable and accrued liabilities, partially offset by an $7.4 million increase in cash used in payment for long-term assets.

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

        The $48.8 million of 2011 operating cash flows represents a $3.3 million decrease over 2010 operating cash flows of $52.1 million. The $3.3 million decrease in operating cash flows primarily relates to a $23.3 million decrease in cash provided by changes in operating assets and liabilities, partially offset by a $10.5 million increase in net income and a $9.5 million increase in non-cash item adjustments. During 2010, $2.0 million of cash was provided by changes in operating assets and liabilities while $21.3 million of cash was used by changes in operating assets and liabilities during 2011. This $23.3 million decrease in cash provided by changes in operating assets and liabilities was primarily due to a $6.7 million decrease in cash provided by accounts payable and accrued liabilities as well as $8.3 million of incremental write-offs flowing against our cardholders' reserve during 2011 as compared to 2010 due to incremental fraud losses and the expansion of our overdraft program.

        During fiscal 2010, our operating activities provided $52.1 million of cash, resulting from $22.7 million of net income and an adjustment of $27.4 million for non-cash items and $2.0 million in cash provided by operating assets and liabilities. The $27.4 million adjustment for non-cash items primarily relates to $12.7 million of depreciation and amortization expense, a $10.3 million provision for cardholder losses, $7.3 million of stock-based compensation expense offset by $1.5 million in deferred income taxes and $2.5 million in tax benefits associated with stock options.

Cash Flows from Investing Activities

        Investing activities used $16.5 million of cash in fiscal 2012, primarily for purchases of property, equipment and software ($14.6 million), a long-term investment in Meta Financial Group, Inc., the holding company for one of our Issuing Banks ($1.1 million) and premiums paid on the life insurance policies issued to support our obligations under our deferred compensation plan ($0.5 million). Investing activities used $10.1 million of cash in fiscal 2011, primarily for purchases of property equipment and software ($9.2 million) and premiums paid on the life insurance policies issued to support our obligations under our deferred compensation plan ($0.9 million). Investing activities used $9.3 million of cash in fiscal 2010, which related primarily to $6.0 million of purchases of property equipment and software and a $3.2 million long-term investment in Meta Financial Group, Inc., the holding company for one of our Issuing Banks.

Cash Flows from Financing Activities

        Financing activities used $63.0 million of cash in fiscal 2012, primarily related to $68.5 million in principal payments on debt and $92.6 million used to repurchase outstanding shares of common stock. These cash outflows were partially offset by $90.0 million in proceeds drawn from our revolving line of credit, $5.3 million of cash received upon the exercise of stock options and a $2.7 million tax benefit associated with stock options.

        Financing activities used $34.2 million of cash in fiscal 2011, primarily to repurchase outstanding shares of common stock ($32.7 million) and for payments under a capital lease ($3.3 million). These cash outflows were partially offset by $1.5 million of tax benefits associated with stock options and $1.4 million of cash received upon the exercise of stock options.

        Financing activities provided $3.5 million of cash in fiscal 2010, primarily related to $21.0 million in proceeds, net of offering costs, from our initial public offering in October 2010, a $2.5 million income tax benefit associated with stock options and $0.9 million of cash received upon the exercise of stock options and warrants. These proceeds were partially offset by $6.5 million in scheduled debt payments and a $9.0 million revolving debt payment. In September 2010 we entered into a new credit facility. The initial borrowings under this new credit facility of $58.5 million were used to repay the remaining $56.3 million outstanding indebtedness under our prior credit facility, $0.7 million of accrued interest and $1.5 million of debt issuance costs associated with the new credit facility. The remainder of the cash used in financing activities for fiscal 2010 was comprised primarily of a $5.7 million repurchase of common stock.

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

        As of December 31, 2012, we owed $80.0 million in outstanding borrowings under our current credit facility. During the year ended December 31, 2012, the weighted average interest rate applicable to the outstanding borrowings on this credit facility was 3.2%.

        The outstanding borrowings under the current credit facility bear interest, at our election, at either a base rate or a Eurodollar loan rate. Base rate loans bear annual interest at the base rate (the greater of the federal funds rate plus 0.50%, the prime rate or one-month LIBOR plus 1.00%) plus a spread of 1.50% to 2.25%, depending on our leverage ratio. Eurodollar loans bear interest at the adjusted LIBOR for the interest period in effect for such borrowings plus a spread of 2.50% to 3.25%, depending on our leverage ratio. Our interest rate on Eurodollar loans, which comprised all of our outstanding borrowings as of December 31, 2012, was 2.7% as of that date.

        The agreement related to our current credit facility contains certain financial and non-financial covenants and requirements, including a leverage ratio, fixed charge ratio and certain restrictions on our ability to make investments, pay dividends or sell assets. It also provides for customary events of default as defined in the agreement, including failure to pay any principal or interest when due, failure to comply with covenants and a change of control. We were in compliance with these covenants as of December 31, 2012.

        Under our current credit facility, letters of credit may be issued for a period of up to one year (subject to any automatic renewal provisions), although all such letters of credit must expire at least ten business days prior to the current credit facility's maturity date. As of December 31, 2012, we had issued $6.9 million in letters of credit to two of our Issuing Banks as security for our settlement obligations.

        During 2009, we entered into a capital lease arrangement with a software provider for perpetual database licenses. The capital lease arrangement resulted in the recording of $3.4 million in capitalized computer software. During 2011, we modified the capital lease arrangement, extending it for one year and purchasing $1.9 million of additional computer software. During the years ended December 31, 2011 and 2010, we made payments of $3.3 million and $1.4 million, respectively, towards the capital lease, which included interest payments at an effective interest rate of 6.0%. The capital lease was paid in full in 2011.

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

        A significant portion of our business is conducted through distributors that provide load and reload services to cardholders at their locations. Members of our distribution and reload network collect cardholder funds and remit them by electronic transfer to our Issuing Banks for deposit in the cardholder accounts. Our Issuing Banks typically receive cardholders' funds no earlier than three business days after they are collected by the distributor. If any distributor fails to remit cardholders' funds to our Issuing Banks, we typically reimburse our Issuing Banks for the shortfall created thereby. We manage the risk associated with this process through a formalized set of credit standards, volume limits and deposit requirements for certain distributors and by typically maintaining the right to offset any settlement shortfall against the commissions payable to the relevant distributor. To date, we have not experienced any significant losses associated with settlement failures and we have not recorded a settlement guarantee liability as of December 31, 2012. As of December 31, 2012, our estimated gross settlement exposure was $13.5 million.

        Cardholders can incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although we generally decline authorization attempts for amounts that exceed the available balance in a cardholder's account, the application of the rules and regulations of the Networks, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees can, among other things, result in overdrawn card accounts. We also provide, as a courtesy and at our discretion, certain cardholders with a "cushion" which allows them to overdraw their card accounts by up to $10. In addition, certain eligible cardholders may enroll in our Issuing Banks' overdraft protection programs and fund transactions that exceed the available balance in their accounts. We generally provide the funds used as part of these overdraft programs (MetaBank will advance the first $1.0 million on behalf of its cardholders) and are responsible to our Issuing Banks for any losses associated with any overdrawn account balances. As of December 31, 2012, our cardholders' overdrawn account balances totaled $11.7 million. As of December 31, 2012, our reserve for the losses we estimate will arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to non-delivery of goods or services was approximately $3.6 million.

Contractual Obligations and Commitments

        During the year ended December 31, 2010 we entered into a credit facility with a syndicate of banks with SunTrust Bank as administrative agent. The initial borrowings under this facility of $58.5 million were used to repay the $56.3 million outstanding indebtedness under our prior credit facility, $0.7 million of accrued interest on such indebtedness and $1.5 million of debt issuance costs associated with the credit facility. See "Note 9—Debt" to the consolidated financial statements included in this Form 10-K for a discussion of the terms of our credit facility.

        Our contractual commitments and contingencies will have an impact on our future liquidity. The following table summarizes our contractual obligations that represent material expected or contractually committed future obligations as of December 31, 2012:

	Payments Due by Period As Of December 31, 2012
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands of dollars)
Long-term debt obligations(1)	$89,017	$12,729	$76,288	$—	$—
Operating lease obligations(2)	6,891	1,553	3,165	2,173	—
Other long-term obligations(3)	34,075	17,965	14,863	1,247	—

Total	$129,983	$32,247	$94,316	$3,420	$—

(1)
Long-term debt obligations consisted of outstanding principal and expected interest payments under our credit facility as of December 31, 2012. These future expected payments include $80.0 million of principal that is expected to be repaid upon or prior to the maturity of this facility in September 2015 and $9.0 million in future interest payments applicable to the currently outstanding borrowings at an expected interest rate of 4.7% per year through September 2015.

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

Litigation

        In the normal course of business, we are at times subject to pending and threatened legal actions and proceedings. It is our policy to routinely assess the likelihood of any adverse judgments or outcomes related to legal or regulatory matters as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue and consultation our internal and external legal counsel. We record reserves related to legal matters when it is determined that a loss is probable and the range of such loss can be reasonably estimated. Management discloses facts regarding material matters assessed as reasonably possible and the associated potential exposure, if estimable. We expense legal costs as incurred.

Stock-Based Compensation

        In October 2010, we adopted a new equity incentive plan, the Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan (the "2004 Plan"), which amended and replaced our prior option plan. We measure stock options at fair value on the date of grant using the Binomial Lattice model for determining fair value. Compensation expense is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. We consider many factors when estimating expected forfeitures, including the award type, the employee class and historical experience. We present excess tax benefits from the exercise of stock options as financing cash flows.

        In April 2012, our stockholders approved the NetSpend Holdings, Inc. 2012 Employee Stock Purchase Plan (the "ESPP"). Subject to certain limitations, the ESPP enables eligible employees to utilize after-tax payroll deductions to purchase shares of our common stock at the lesser of 85% of its fair market value on the first or last business day of each quarterly purchase period (six months with respect to the first purchase period in 2012). The discount associated with the stock purchased by participants in the ESPP is expensed as incurred.

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

Income Taxes

        We recognize tax benefits or expenses on the temporary difference between the financial reporting and tax basis of our assets and liabilities. We measure deferred tax assets and liabilities using statutorily enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We are required to adjust our deferred tax assets and liabilities in the period in which tax rates or the provisions of the income tax laws change. Valuation allowances are established when necessary to reduce deferred tax assets to the amount for which we believe recovery is more likely than not. We classify interest and penalties associated with uncertain tax positions as a component of income tax expense.

Recent Accounting Pronouncements

        New accounting pronouncements or changes in existing accounting pronouncements may have a significant effect on our results of operations financial condition and on the net worth of our business operations.

        In June 2011, the FASB issued amendments to the guidelines on presenting comprehensive income. The amendments require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for the first reporting period beginning after December 15, 2011 and are to be applied retrospectively. We adopted these amendments during 2012. The adoption of these amendments did not have a material effect on our consolidated financial statements.

        In July 2012, the FASB issued amendments to the guidelines for testing indefinite-lived intangible assets other than goodwill. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test described in FASB ASC Topic 350. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We adopted these amendments for our quarterly and annual reporting periods ending December 31, 2012. The adoption of these amendments did not have a material effect on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks as part of our ongoing business operations. These risks are primarily associated with fluctuating interest rates for borrowings under our revolving credit facility. Borrowings under this facility bear interest based on current market rates. We have not historically used derivative financial instruments to manage this market risk. As of December 31, 2012, we had borrowed $80.0 million under our revolving credit facility. This facility has a maturity date of September 2015. Interest on this debt accrued at a weighted average rate of 3.2% during fiscal 2012. A 1.0% increase or decrease in interest rates would have had a $0.5 million impact on our operating results and cash flows for fiscal 2012.

        The table below presents principal amounts and related weighted average interest rates as of December 31, 2012 for our revolving credit facility:

(in thousands of dollars)

Revolving credit facility	$80,000
Weighted average interest rate	3.2%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is set forth in the consolidated financial statements appearing on pages 64 through 109 hereof.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Based on management's assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

        The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, and their opinion appears on page 65 as part of our consolidated financial statements.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

 PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K and will be included in the definitive proxy statement that we will file with the Securities and Exchange Commission in connection with our 2013 meeting of stockholders. We will file our 2013 proxy statement (the "Proxy Statement") not later than April 30, 2012.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item pursuant to Item 403 of Regulation S-K will be included in our Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

  Equity Incentive Plan

        In October 2010, the compensation committee of the Company's board of directors adopted a new equity incentive plan, the Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan (the "2004 Plan"), which amended and replaced our prior option plan. As of December 31, 2012, the Company had reserved 27,436,995 shares of its common stock for issuance under the 2004 Plan. The number of shares reserved for issuance under the 2004 Plan will increase annually by a number of shares equal to the lesser of (1) 3% of the total outstanding shares of the Company's capital stock immediately prior to the increase, (2) 3,000,000 or (3) such lesser amount as is determined by our board of directors. The 2004 Plan authorizes the award of stock options, stock appreciation rights, restricted stock awards, performance units and other equity-based awards.

        In 2012, the Company granted 1,573,790 options and issued 2,240,741 shares of restricted stock under the 2004 Plan.

  Employee Stock Purchase Plan

        In April 2012, the stockholders of the Company approved the NetSpend Holdings, Inc. 2012 Employee Stock Purchase Plan (the "ESPP"). Subject to certain limitations, the ESPP enables eligible employees to utilize after-tax payroll deductions to purchase shares of Company's common stock at the lesser of 85% of its fair market value on the first or last business day of each quarterly purchase period (six months with respect to the first purchase period in 2012). A total of 2,000,000 of the Company's treasury shares have been reserved for issuance under the ESPP.

        Employees purchased approximately 0.1 million shares at a weighted average price of $7.40 during the year ended December 31, 2012 pursuant to the ESPP.

        The following table provides information as of December 31, 2012, with respect to shares of our common stock that may be issued under the 2004 Plan (subject to certain vesting requirements) and the ESPP:

	A	B	C
	Number of securities to be issued upon the exercise of outstanding options and awards	Weighted-average exercise price of outstanding options and awards	Number of securities remaining available for future issuance under equity compensation securities reflected in column (A)
Equity compensation plans approved by security holders	10,945,235	$6.01	5,254,537
Equity compensation plans not approved by security holders	—	—	—

Total	10,945,235	$6.01	5,254,537

        The number of shares reserved for issuance under the 2004 Plan increased by 2,288,002 on January 1, 2013 and there were 5,602,088 shares available for future awards under this Plan on January 1, 2013.

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
10.3
Guaranty, dated as of September 24, 2010, by and among NetSpend Corporation, Skylight Acquisition I, Inc., Skylight Financial, Inc., NetSpend Payment Services, Inc. and SunTrust Bank, as Administrative Agent (filed as Exhibit 10.3 to the September 28 S-1 and incorporated by reference herein)
10.4
Amended and Restated Employment Agreement, dated as of September 20, 2010, by and among Daniel Henry, NetSpend Corporation and NetSpend Holdings, Inc. (filed as Exhibit 10.4 to the September 21 S-1 and incorporated by reference herein)
10.5
First Amendment, dated October 5, 2012, to Amended and Restated Employment Agreement and First Amendment to Performance-Based Option by and among NetSpend Corporation, NetSpend Holdings, Inc. and Daniel R. Henry (filed as Exhibit 10.1 to NetSpend Holdings, Inc.'s Current Report on Form 8-K filed on October 10, 2012 and incorporated herein by reference)
10.6
Employment Agreement, dated as of April 21, 2010, by and between George W. Gresham and NetSpend Corporation (filed as Exhibit 10.5 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010 (the "August 31 S-1") and incorporated by reference herein)
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
10.10	Employment Agreement, dated as of June 1, 2010, by and between Charles Harris and NetSpend Corporation (filed as Exhibit 10.11 to the August 31 S-1 and incorporated by reference herein)
10.11
Employment Agreement, dated as of June 20, 2011, by and between Steven F. Coleman and NetSpend Corporation (filed as Exhibit 10.3 to NetSpend Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the "June 2011 10-Q") and incorporated herein by reference)
10.12	Form of Indemnification Agreement by and between NetSpend Holdings, Inc. and each of its directors (filed as Exhibit 10.12 to the September 21 S-1 and incorporated by reference herein)
10.13	Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan (filed as Exhibit 10.13 to the September 28 S-1 and incorporated by reference herein)

Exhibit Number	Description of Exhibits
10.14	NetSpend Holdings, Inc. 2012 Employee Stock Purchase Plan (filed as Exhibit 10.38 to NetSpend Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 10-K") filed on February 24, 2012 and incorporated herein by reference)
10.15
Amended and Restated Stock Option Award Agreement between NetSpend Holdings, Inc. and Daniel Henry, dated March 11, 2008 (Performance-Based Vesting) (filed as Exhibit 10.22 to the September 21 S-1 and incorporated by reference herein)
10.16
Stock Option Award Agreement between NetSpend Holdings, Inc. and Daniel Henry, dated March 11, 2008 (Time-Based Vesting) (filed as Exhibit 10.23 to the August 31 S-1 and incorporated by reference herein)
10.17	Stock Option Award Agreement between NetSpend Holdings, Inc. and Charles Harris, dated July 1, 2010 (filed as Exhibit 10.24 to the August 31 S-1 and incorporated by reference herein)
10.18	Restricted Stock Agreement between NetSpend Holdings, Inc. and Charles Harris, dated July 1, 2010 (filed as Exhibit 10.25 to the August 31 S-1 and incorporated by reference herein)
10.19
James Jerome stock option amendment, dated December 18, 2008 (filed as Exhibit 10.1 to NetSpend Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the "June 2012 10-Q") and incorporated herein by reference)
10.20	James Jerome stock option amendment, dated April 20, 2010 (filed as Exhibit 10.2 to the June 2012 10-Q and incorporated herein by reference)
10.21	James Jerome stock option amendment, dated April 27, 2010 (filed as Exhibit 10.3 to the June 2012 10-Q and incorporated herein by reference)
10.22	Schedule indentifying option agreement amendments omitted pursuant to Instruction 2 to Item 601 of Regulation S-K (filed as Exhibit 10.4 to the June 2012 10-Q and incorporated herein by reference)
10.23	Form of Anh Vazquez retention grant (filed as Exhibit 10.3 to the September 2012 10-Q and incorporated herein by reference)
10.24	Form of NetSpend Holdings, Inc. Stock Option Award Agreement (Time-Based Vesting) (filed as Exhibit 10.28 to the August 31 S-1 and incorporated by reference herein)
10.25	Form of NetSpend Holdings, Inc. Stock Option Award Agreement (Event-Based Vesting) (filed as Exhibit 10.29 to the August 31 S-1 and incorporated by reference herein)
10.26	Form of NetSpend Holdings, Inc. Stock Option Award Agreement (Director Awards) (filed as Exhibit 10.30 to the August 31 S-1 and incorporated by reference herein)
10.27	Form of NetSpend Holdings, Inc. Stock Option Award Agreement (Performance-Based Vesting) filed as Exhibit 10.31 to the August 31 S-1 and incorporated by reference herein)
10.28	Prior Form of NetSpend Holdings, Inc. Restricted Stock Agreement (filed as Exhibit 10.27 to the August 31 S-1 and incorporated by reference herein)
10.29
Form of NetSpend Holdings, Inc. Restricted Stock Agreement (Employees) (filed as Exhibit 10.1 to NetSpend Holdings, Inc.'s Current Report on Form 8-K filed on February 14, 2012 and incorporated herein by reference)
10.30
Form of NetSpend Holdings, Inc. Restricted Stock Agreement (Directors) (filed as Exhibit 10.2 to NetSpend Holdings, Inc.'s Current Report on Form 8-K filed on February 14, 2012 and incorporated herein by reference)

Exhibit Number	Description of Exhibits
10.31	Form of NetSpend Holdings, Inc. Restricted Stock Agreement (Performance-Based) (filed as Exhibit 10.2 to NetSpend Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the "September 2012 10-Q") and incorporated herein by reference)
10.32	NetSpend Holdings, Inc. Deferred Compensation Plan (filed as Exhibit 10.39 to the 2011 10-K and incorporated herein by reference)
10.33
Office Lease, dated as of August 11, 2003, by and between Crescent Real Estate Funding VIII, L.P. and NetSpend Corporation (filed as Exhibit 10.14 to the August 31 S-1 and incorporated by reference herein)
10.34
First Amendment to Office Lease, dated as of August 2, 2005, by and between Crescent Real Estate Funding VIII, L.P. and NetSpend Corporation (filed as Exhibit 10.15 to the August 31 S-1 and incorporated by reference herein)
10.35
Second Amendment to Office Lease, dated as of September 6, 2006, by and between Crescent Real Estate Funding VIII, L.P. and NetSpend Corporation (filed as Exhibit 10.16 to the August 31 S-1 and incorporated by reference herein)
10.36
Third Amendment to Office Lease, dated as of August 1, 2007, by and between WTCC Austin Investors V, L.P. and NetSpend Corporation (filed as Exhibit 10.17 to the August 31 S-1 and incorporated by reference herein)
10.37
Fourth Amendment to Office Lease, dated as of March 13, 2009, by and between WTCC Austin Investors V, L.P. and NetSpend Corporation (filed as Exhibit 10.18 to the August 31 S-1 and incorporated by reference herein)
10.38
Fifth Amendment to Office Lease, dated as of April 18, 2011, by and between WTCC Austin Investors V, L.P. and NetSpend Corporation (filed as Exhibit 10.1 to the June 2011 10-Q and incorporated herein by reference)
10.39
Fourth Amended and Restated Independent Agency Agreement, dated as of June 2, 2008, by and between ACE Cash Express, Inc. and NetSpend Corporation (filed as Exhibit 10.19 to the September 17 S-1 and incorporated by reference herein)
10.40
Second Amended and Restated Card Program Management Agreement, dated as of February 1, 2010, by and between MetaBank, dba Meta Payment Systems, and NetSpend Corporation (filed as Exhibit 10.20 to the September 17 S-1 and incorporated by reference herein)
10.41
Card Program Management Agreement, dated as of February 1, 2010, by and between MetaBank, dba Meta Payment Systems, and Skylight Financial, Inc. (filed as Exhibit 10.21 to the September 17 S-1 and incorporated by reference herein)
10.42
Memorandum of Understanding, dated as of September 9, 2010, by and between ACE Cash Express, Inc. and NetSpend Corporation (filed as Exhibit 10.32 to the September 17 S-1 and incorporated by reference herein)
10.43
Share Exchange Agreement, dated August 17, 2011, by and among JLL Partners Fund IV, L.P., JLL Partners Fund V, L.P. and NetSpend Holdings, Inc. (filed as Exhibit 10.1 of the August 2011 8-K and incorporated herein by reference)

Exhibit Number	Description of Exhibits
10.44	Settlement and License Agreement, dated November 5, 2012, by and among NetSpend Corporation, NetSpend Holdings, Inc. and Alexsam, Inc. (filed as Exhibit 10.1 to NetSpend Holdings, Inc.'s Current Report on Form 8-K filed on November 9, 2012 and incorporated herein by reference)
10.45	Description of NetSpend Holdings, Inc. 2012 Non-affiliated Independent Director Compensation Program
21.1	List of subsidiaries (filed as Exhibit 21.1 to NetSpend Holdings, Inc.'s Form S-1 (Reg. No. 333-168127) on July 15, 2010, and incorporated herein by reference)
23.1	Consent of KPMG LLP
24.1	Powers of Attorney
31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from the NetSpend Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements and (vi) Schedule II—Valuation and Qualifying Accounts.

*
—Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas on the 22nd day of February, 2013.

NETSPEND HOLDINGS, INC.
By:	/s/ DANIEL R. HENRY Daniel R. Henry Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the listed capacities on February 22, 2013:

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

        We have audited the accompanying consolidated balance sheets of NetSpend Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetSpend Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NetSpend Holdings Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Austin, Texas
February 22, 2013

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NetSpend Holdings, Inc.:

        We have audited NetSpend Holdings, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, NetSpend Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NetSpend Holdings, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 22, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Austin, Texas
February 22, 2013

NetSpend Holdings, Inc.

Consolidated Balance Sheets

As of December 31, 2012 and 2011

	2012	2011
	(in thousands of dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$30,619	$72,076
Accounts receivable, net of allowance for doubtful accounts of $518 as of December 31, 2012 and $581 as of December 31, 2011	10,622	7,552
Prepaid card supply	3,535	2,000
Prepaid expenses	4,007	3,326
Other current assets	1,360	2,179
Income tax receivable	59	—
Deferred tax assets	7,620	4,138

Total current assets	57,822	91,271
Property, equipment and software, net	23,743	20,631
Goodwill	128,567	128,567
Intangible assets	20,246	22,227
Long-term investment	4,560	2,497
Other assets	17,655	7,549

Total assets	$252,593	$272,742

Liabilities & Stockholders' Equity
Current liabilities
Accounts payable (includes $451 and $0 of related party payables as of December 31, 2012 and 2011, respectively)	$4,908	$3,183
Accrued expenses (includes $4,033 and $3,791 of related party expenses as of December 31, 2012 and 2011, respectively)	26,362	20,937
Income tax payable	—	1,733
Cardholders' reserve	3,633	3,892
Deferred revenue	1,765	1,585
Current litigation contingencies	10,900	—
Long-term debt, current portion	10,000	—

Total current liabilities	57,568	31,330
Long-term debt, net of current portion	70,000	58,500
Deferred tax liabilities	4,224	7,431
Other non-current liabilities	3,155	4,628

Total liabilities	134,947	101,889

Commitments and contingencies (Note 15)
Stockholders' equity
Series A convertible preferred stock, $0.001 par value; 1,500,000 shares authorized; outstanding: 700,000 as of December 31, 2012 and 2011, respectively	1	1
Common stock, $0.001 par value; 225,000,000 shares authorized; outstanding: as of December 31, 2012—87,269,623 issued less 18,002,875 held in treasury and as of December 31, 2011—85,492,234 issued less 7,758,386 held in treasury	87	85
Treasury stock at cost; shares held: 18,002,875 as of December 31, 2012 and 7,758,386 as of December 31, 2011	(137,222)	(44,753)
Additional paid-in capital	184,819	165,298
Accumulated other comprehensive income (loss)	160	(712)
Retained earnings	69,801	50,934

Total stockholders' equity	117,646	170,853

Total liabilities & stockholders' equity	$252,593	$272,742

See accompanying notes to the consolidated financial statements.

NetSpend Holdings, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(in thousands, except per share data)
Operating Revenues (includes related party revenues of $5,911 in 2012, $5,401 in 2011 and $4,611 in 2010)	$351,332	$306,255	$275,387
Operating Expenses
Direct operating costs (includes related party expenses of $53,664 in 2012, $49,812 in 2011 and $38,625 in 2010)	169,066	146,199	130,783
Salaries, benefits and other personnel costs	56,328	52,736	54,032
Advertising, marketing and promotion costs	20,127	14,230	14,038
Other general and administrative costs (includes related party expenses of $276 in 2012, $226 in 2011 and $210 in 2010)	21,116	20,135	18,234
Depreciation and amortization	13,778	15,031	12,725
Other losses	36,988	515	4,300

Total operating expenses	317,403	248,846	234,112

Operating income	33,929	57,409	41,275
Other Income (Expense)
Interest income	139	108	85
Interest expense	(2,598)	(2,457)	(3,526)
Loss on extinguishment of debt	—	—	(734)

Total other expense	(2,459)	(2,349)	(4,175)
Income before income taxes	31,470	55,060	37,100
Provision for income taxes	12,603	21,814	14,368

Net income	$18,867	$33,246	$22,732

Net income per share of common stock:
Basic	$0.23	$0.37	$0.26
Diluted	$0.22	$0.36	$0.26
Shares used in computation of earnings per common share:
Basic	73,251	84,504	85,394
Diluted	84,321	91,284	88,991

See accompanying notes to the consolidated financial statements.

NetSpend Holdings, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(in thousands)
Net Income	$18,867	$33,246	$22,732
Other comprehensive income (loss) Investment securities, available-for-sale net unrealized gain (loss), net of tax	872	430	(1,142)

Other comprehensive income (loss)	872	430	(1,142)

Comprehensive income	$19,739	$33,676	$21,590

See accompanying notes to the consolidated financial statements.

NetSpend Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2012, 2011 and 2010

	Series A Convertible Preferred Stock				Class B Common Stock
			Common Stock				Treasury Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
									Additional Paid-in Capital			Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands of dollars, except share data)
Balances as of December 31, 2009	—	$—	77,198,193	$77	10,244,609	$10	(1,870,000)	$(5,704)	$119,484	$—	$(4,515)	$109,352
Purchase of treasury stock	—	—	—	—	—	—	(1,500,000)	(5,670)	—	—	—	(5,670)
Stock-based compensation	—	—	—	—	—	—	—	—	7,268	—	—	7,268
Exercise of options for common stock	—	—	1,000,215	1	—	—	—	—	850	—	—	851
Tax benefit associated with stock options	—	—	—	—	—	—	—	—	2,536	—	—	2,536
Exercise of warrants for common stock	—	—	609,587	1	—	—	—	—	82	—	—	83
Vesting of restricted stock	—	—	—		215,050	1	—	—	—	—	—	1
Common stock issued in public offering, net of issuance costs (Note 11)	—	—	2,272,727	2	—	—	—	—	20,979	—	—	20,981
Conversion of Class B common stock to common stock	—	—	10,459,659	11	(10,459,659)	(11)	—	—	—	—	—	—
Dividend equivalents paid	—	—	—	—	—	—	—	—	—	—	(176)	(176)
Unrealized loss on available-for-sale investment	—	—	—	—	—	—	—	—	—	(1,142)	—	(1,142)
Net income	—	—	—	—	—	—	—	—	—	—	22,732	22,732

Balances as of December 31, 2010	—	$—	91,540,381	$92	—	$—	(3,370,000)	$(11,374)	$151,199	$(1,142)	$18,041	$156,816
Purchase of treasury stock	—	—	—	—	—	—	(4,319,844)	(32,718)	—	—	—	(32,718)
Tax withholding on restricted stock	—	—	—	—	—	—	(68,542)	(661)	—	—	—	(661)
Stock-based compensation	—	—	—	—	—	—	—	—	11,242	—	—	11,242
Exchange of shares	700,000	1	(7,000,000)	(7)	—	—	—	—	6	—	—	—
Exercise of options for common stock	—	—	588,247	—	—	—	—	—	1,405	—	—	1,405
Tax benefit associated with stock options	—	—	—	—	—	—	—	—	1,541	—	—	1,541
Vesting of restricted stock	—	—	363,606	—	—	—	—	—	—	—	—	—
Issuance cost of public offering	—	—	—	—	—	—	—	—	(95)	—	—	(95)
Dividend equivalents paid	—	—	—	—	—	—	—	—	—	—	(353)	(353)
Unrealized gain on available-for-sale investment	—	—	—	—	—	—	—	—	—	430	—	430
Net income	—	—	—	—	—	—	—	—	—	—	33,246	33,246

Balances as of December 31, 2011	700,000	$1	85,492,234	$85	—	$—	(7,758,386)	$(44,753)	$165,298	$(712)	$50,934	$170,853
Purchase of treasury stock	—	—	—	—	—	—	(10,267,018)	(92,559)	—	—	—	(92,559)
Tax withholding on restricted stock	—	—	—	—	—	—	(37,020)	(351)	—	—	—	(351)
Re-issuance of treasury stock under employee stock purchase plan	—	—	—	—	—	—	59,549	441	—	—	—	441
Stock-based compensation	—	—	—	—	—	—	—	—	11,464	—	—	11,464
Exercise of options for common stock	—	—	1,650,129	2	—	—	—	—	5,316	—	—	5,318
Tax benefit associated with stock options	—	—	—	—	—	—	—	—	2,741	—	—	2,741
Vesting of restricted stock	—	—	127,260	—	—	—	—	—	—	—	—	—
Unrealized gain on available-for-sale investment	—	—	—	—	—	—	—	—	—	872	—	872
Net income	—	—	—	—	—	—	—	—	—	—	18,867	18,867

Balances as of December 31, 2012	700,000	$1	87,269,623	$87	—	$—	(18,002,875)	$(137,222)	$184,819	$160	$69,801	$117,646

See accompanying notes to the consolidated financial statements.

NetSpend Holdings, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(in thousands of dollars)
Cash flows from operating activities
Net income	$18,867	$33,246	$22,732
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,778	15,031	12,725
Amortization of debt issuance costs	326	326	424
Loss on extinguishment of debt	—	—	734
Stock-based compensation	11,464	11,242	7,268
Tax benefit associated with stock options	(2,741)	(1,541)	(2,536)
Provision for cardholder losses	18,741	14,441	10,254
Deferred income taxes	(6,785)	(2,646)	(1,505)
Change in cash surrender value of life insurance policies	(159)	8	—
Litigation contingencies, current	10,900	—	—
Changes in operating assets and liabilities
Accounts receivable	(3,070)	(2,111)	(928)
Income tax receivable or payable	949	2,942	5,243
Prepaid card supply	(1,535)	(395)	178
Prepaid expenses	(681)	(946)	(23)
Other current assets	819	(1,172)	838
Other long-term assets	(9,752)	(2,316)	(972)
Accounts payable and accrued expenses	7,150	(3,797)	2,942
Cardholders' reserve	(19,000)	(15,338)	(7,085)
Deferred revenue	180	252	(825)
Other liabilities	(1,473)	1,621	2,637

Net cash provided by operating activities	37,978	48,847	52,101

Cash flows from investing activities
Purchase of property, equipment and software	(14,595)	(9,182)	(6,045)
Purchase of intangible assets	(314)	(12)	(4)
Long-term investment	(1,095)	—	(3,210)
Premiums paid on cash surrender value life insurance policies	(521)	(894)	—

Net cash used in investing activities	(16,525)	(10,088)	(9,259)

Cash flows from financing activities
Dividend equivalents paid	—	(353)	(176)
Proceeds from exercise of common stock warrants	—	—	83
Proceeds from exercise of common stock options	5,318	1,405	851
Proceeds from the re-issuance of treasury stock under employee stock purchase plan	441	—	—
Tax benefit associated with stock options	2,741	1,541	2,536
Net cash proceeds (disbursements) from initial public offering	—	(95)	20,981
Proceeds from issuance of long-term debt	90,000	—	58,500
Issuance costs of long-term debt	—	—	(1,462)
Principal payment on debt	(68,500)	(3,303)	(72,138)
Treasury stock purchase	(92,559)	(32,718)	(5,670)
Tax withholding on restricted stock	(351)	(661)	—

Net cash provided by (used in) financing activities	(62,910)	(34,184)	3,505
Net change in cash and cash equivalents	(41,457)	4,575	46,347
Cash and cash equivalents at beginning of year	72,076	67,501	21,154

Cash and cash equivalents at end of year	$30,619	$72,076	$67,501

Supplemental disclosure of cash flow information
Cash paid for interest	$2,330	$2,591	$2,764
Cash paid for income taxes	18,403	21,432	10,682
Non-cash investing activities
Capital lease entered into for the purchase of software	$—	$1,949	$—

See accompanying notes to the consolidated financial statements.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

        The Company is a program manager for the FDIC-insured depository institutions that issue the card products that the Company develops, promotes and distributes. The Company has agreements with, among others, Meta Payment Systems ("MetaBank"), a division of Meta Financial Group ("MFG"), Inter National Bank ("INB"), U.S. Bank ("USB"), SunTrust Bank ("SunTrust"), Regions Bank ("Regions"), BofI Federal Bank ("BofI") and The Bancorp Bank ("Bancorp" and, collectively with MetaBank, INB, USB, SunTrust, Regions and BofI, the "Issuing Banks") whereby the Issuing Banks issue MasterCard International ("MasterCard") or Visa USA, Inc. ("Visa") branded cards to customers. The Company has an agreement with another bank under which it will implement a paycard program in 2013. The products managed by the Company may be used to purchase goods and services wherever MasterCard and Visa are accepted or to withdraw cash via automatic teller machines ("ATMs").

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

        The Company has established compensating balances at certain of its Issuing Banks as security for its obligation to reimburse the Issuing Banks for overdrawn cardholder accounts that are not repaid by

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the cardholder. Some of these compensating balance accounts are included in the Consolidated Balance Sheets as cash and cash equivalents because there are no legal or contractual restrictions over the deposits in these accounts. As of December 31, 2012 and 2011 these compensating balances totaled $0.2 million.

        RESTRICTED CASH—Restricted cash is cash with statutory or contractual restrictions that prevent it from being used in the Company's operations. Restricted cash is classified in other non-current assets on the Company's Consolidated Balance Sheets.

        As of December 31, 2012 and 2011, the Company had restricted cash of $0.6 million and $0.5 million, respectively.

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

        PREPAID CARD SUPPLY—Prepaid card supply consists of costs incurred primarily for purchasing card stock and embossing, encoding, packaging and shipping cards. Prepaid card supply costs associated with personalized cards are expensed to direct operating costs within the Consolidated Statements of Operations when the cards are shipped from the Company's fulfillment warehouses into the distribution channel or to end customers. Prepaid card supply costs associated with temporary cards are also expensed when shipped from the Company's fulfillment warehouses unless they are shipped to a retail warehouse. Costs associated with those shipments are deferred and expensed over the related merchandising cycle.

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

        PROPERTY, EQUIPMENT AND SOFTWARE, NET—Property, equipment and software are stated at cost and depreciated using the straight-line method over their estimated useful lives. Office equipment and furniture and fixtures are depreciated over three to seven years, computer equipment is depreciated over three to five years, computer software is depreciated over three years and leasehold improvements are amortized over the shorter of their estimated useful life or the term of the related lease. When assets are sold or retired, the cost and accumulated depreciation are removed from the

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accounts and any gain or loss is credited or charged to income. Costs for repairs and maintenance are expensed as incurred.

        The costs of internally developed and purchased software are amortized over their estimated useful lives of three years. Qualifying internally developed software costs are expensed during the preliminary project stage and post implementation stage. Capitalization begins when the preliminary project stage, which includes evaluating needs and selecting from alternatives, is completed and the appropriate level of management authorizes and commits to funding the project. Amortization begins at the point a computer software project is substantially complete and ready for its intended use. Development costs incurred in the development and enhancement of software used in connection with services provided by the Company that do not otherwise qualify for capitalization treatment are expensed as incurred. Capitalized software is included in property equipment and software, net in the Company's Consolidated Balance Sheets.

        Property, equipment and software are assessed for impairment whenever events or circumstances indicate the carrying value of an asset group may not be fully recoverable by comparing the carrying value to the estimated total future undiscounted cash flows associated with the assets being evaluated. Impairment is recorded for long-lived assets equal to the excess of the carrying amount of the asset group over its estimated fair value. The Company did not recognize any significant impairment losses related to long-lived assets during the years ended December 31, 2012, 2011 or 2010.

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

        INTANGIBLE ASSETS—Intangible assets with indefinite lives are evaluated for impairment annually, or at an interim period if events occur or circumstances indicate it is more likely than not that their carrying value exceeds their fair value. Any excess carrying value of an intangible asset with an indefinite life over its fair value is recognized as an impairment loss. Finite lived intangible assets are amortized over their estimated useful lives using the straight-line method. Distributor and partner relationships have a useful life of between eight and ten years, developed technology has a useful life of between three and seven years, license agreements have a useful life of twelve years, patents and

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

trademarks have a useful life of between twelve and twenty years. The Company's acquired tradenames have indefinite lives. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that their carrying value exceeds the future discounted cash flows associated with them.

        CARDHOLDERS' RESERVE—The Company is exposed to losses due to cardholder fraud, payment defaults and other forms of cardholder activity as well as losses due to non-performance of third parties who receive cardholder funds for transmittal to the Issuing Banks. The Company establishes a reserve for the losses it estimates will arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to non-delivery of goods or services. These reserves are established based upon historical loss and recovery rates and cardholder activity for which specific losses can be identified. The cardholders' reserve was approximately $3.6 million and $3.9 million as of December 31, 2012 and 2011, respectively. The provision for cardholder losses is included in direct operating costs in the Consolidated Statements of Operations. The Company regularly updates its reserve estimate as new facts become known and events occur that may impact the settlement or recovery of losses.

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

        STOCK-BASED COMPENSATION—In October 2010, the Company adopted a new equity incentive plan, the Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan (the "2004 Plan"), which amended and replaced the Company's prior option plan. The Company measures the fair value of stock options on the date of grant using the Binomial Lattice model. Compensation expense is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. The Company considers multiple factors when estimating expected forfeitures, including the

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

employee class and historical experience. The Company presents excess tax benefits from the exercise of stock options as financing cash flows.

        In April 2012, the stockholders of the Company approved the NetSpend Holdings, Inc. 2012 Employee Stock Purchase Plan (the "ESPP"). Subject to certain limitations, the ESPP enables eligible employees to utilize after-tax payroll deductions to purchase shares of Company's common stock at the lesser of 85% of its fair market value on the first or last business day of each quarterly purchase period (six months with respect to the first purchase period in 2012). The discount associated with the stock purchased by participants in the ESPP is expensed as incurred.

        EARNINGS PER SHARE—Basic earnings per common share excludes dilution for potential common stock issuances and is calculated by dividing net income available to common stockholders by the weighted average number of common shares issued and outstanding during the period. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares issued and outstanding during the period plus amounts representing the dilutive effect of stock options, warrants and restricted stock and convertible preferred stock, as applicable. The Company calculates basic and diluted earnings per common share using the treasury stock method, the as-if-converted method and the two-class method, as applicable.

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

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Company earns revenues from a portion of the interchange fees remitted by merchants when cardholders make purchase transactions using their GPR cards. Subject to applicable law, interchange fees are fixed by the card associations and network organizations (collectively, the "Networks"). Interchange revenues are recognized net of sponsorship, licensing and processing fees charged by the Networks for services they provide in processing purchase transactions routed through them. Interchange revenue is recognized during the period that the purchase transactions occur. Also included in interchange revenue are fees earned from branding agreements with the Networks.

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

        ADVERTISING COSTS—The Company expenses advertising costs as they are incurred except for direct-response advertising and television advertising production costs. Direct-response advertising consists of commissions paid to affiliate marketers for the new funded customer accounts generated by them. Direct-response advertising costs are capitalized and amortized over the average life of the new accounts, which is approximately one year. Television advertising production costs consist of the costs of developing and filming television ads. Television advertising production costs are capitalized when the production services are received and expensed in the period when the advertising first takes place.

        As of December 31, 2012 and 2011, $0.1 million and $0.2 million, respectively, of capitalized direct response advertising costs and television advertising production costs were included in current assets on the Consolidated Balance Sheets.

        SIGNIFICANT CONCENTRATIONS—Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. A significant portion of the Company's cash is deposited in cash and money market funds at large

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

depository institutions and is not eligible for FDIC insurance. The Company has not experienced any losses on its deposits to date. None of the Company's cash and cash equivalents are held in offshore accounts and the Company does not have any direct exposure to risks associated with European sovereign debt. Accounts receivable as of December 31, 2012 and 2011 are primarily receivables due from cardholders for service fees and for interchange revenues due from the Networks related to merchant point of sale transactions.

        Cardholder funds and deposits related to the Company's products are held at FDIC insured Issuing Banks for the benefit of the cardholders. Although the Company currently has active agreements with seven Issuing Banks, MetaBank holds a large majority of cardholder funds.

        Interchange revenue, which is recorded net of sponsorship, licensing and processing fees charged by the Networks for the services they provide in processing purchase transactions routed through them, represented approximately 22.5%, 22.4% and 21.6% of the Company's revenues during the years ended December 31, 2012, 2011 and 2010, respectively. The amounts of these fees were previously fixed by the Networks in their sole discretion. The enactment of the Dodd Frank Wall Street Reform and Consumer Protection Act in May 2010 and the issuance of final regulations under this Act in June 2011 has imposed limits on the interchange fees that can be paid in connection with certain prepaid programs, effective October 2011. The Company programs are largely exempt from these restrictions.

        The Company derived more than one-third of its revenues during each of the years ended December 31, 2012, 2011 and 2010 from cardholders acquired through one of its third-party distributors, ACE Cash Express, Inc. ("ACE"). The Company's current distribution agreement with ACE is effective through March 2016 (this agreement will extend for an additional five years upon the consummation of the proposed merger with Total System Services, Inc. (see "Note 19").

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

        New accounting pronouncements or changes in existing accounting pronouncements may have a significant effect on the results of operations, financial condition or net worth of the Company's business operations.

        In June 2011, the FASB issued amendments to the guidelines on presenting comprehensive income. The amendments require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for the first reporting period beginning after December 15, 2011 and are to be applied retrospectively. The Company adopted these amendments during 2012. The adoption of these amendments did not have a material effect on the Company's consolidated financial statements.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        In July 2012, the FASB issued amendments to the guidelines for testing indefinite-lived intangible assets other than goodwill. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test described in FASB ASC Topic 350. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company adopted these amendments for its quarterly and annual reporting periods ending December 31, 2012. The adoption of these amendments did not have a material effect on the Company's consolidated financial statements.

NOTE 4: PROPERTY, EQUIPMENT AND SOFTWARE

        Property, equipment and software consisted of the following as of December 31, 2012 and 2011:

	December 31,
	2012	2011
	(in thousands of dollars)
Computer and office equipment	$20,172	$17,563
Computer software	37,738	31,812
Furniture and fixtures	1,990	1,431
Leasehold improvements	3,186	1,639
Construction in progress	4,165	4,013

	67,251	56,458
Less: Accumulated depreciation	(43,508)	(35,827)

	$23,743	$20,631

        During 2011, the Company modified the capital lease arrangement with a software provider, extending it for one year and purchasing $1.9 million of additional computer software. The computer software is included in property, equipment and software on the Company's Consolidated Balance Sheets.

        Depreciation expense, which includes amortization of the capital lease described above, was approximately $11.5 million for each of the years ended December 31, 2012 and 2011, respectively, and was $9.5 million for the year ended December 31, 2010.

NOTE 5: GOODWILL

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

        Goodwill is tested for impairment annually or if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In 2010, the

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 5: GOODWILL (Continued)

Company performed the first step of the two-step impairment test and determined that the fair value of its goodwill exceeded its carrying value. In 2011 and 2012, the Company adopted the amendments included in the FASB's ASU 2011-08 under which it first assessed qualitative factors to determine whether the existence of events or circumstances would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on its analysis, the Company determined it was not more likely than not that that the fair values of its reporting units were less than their respective carrying amounts, and no further impairment testing was performed. Accordingly, no goodwill impairment charges were recorded in the years ended December 31, 2012, 2011 or 2010.

NOTE 6: INTANGIBLE ASSETS

        Intangible assets consisted of the following as of December 31, 2011:

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands of dollars)
Distributor and partner relationships	$26,426	$(15,345)	$11,081
Developed technology	7,261	(6,865)	396
Other	184	(49)	135

Amortized intangible assets	$33,871	$(22,259)	$11,612
Unamortized intangible assets:
Tradenames	10,615	—	10,615

Total intangible assets	$44,486	$(22,259)	$22,227

        Intangible assets consisted of the following as of December 31, 2012:

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands of dollars)
Distributor and partner relationships	$26,426	$(17,395)	$9,031
Developed technology	7,261	(7,073)	188
Other	498	(86)	412

Amortized intangible assets	$34,185	$(24,554)	$9,631
Unamortized intangible assets:
Tradenames	10,615	—	10,615

Total intangible assets	$44,800	$(24,554)	$20,246

        As part of the Company's acquisition of Skylight in 2008, the Company acquired the "Skylight" trade name. Based on the reputation of the Skylight trade name and the anticipated future benefits and cash flows the trade name is expected to contribute, the Company accounts for the trade name as an

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 6: INTANGIBLE ASSETS (Continued)

indefinite lived intangible asset. As of December 31, 2012, the Skylight trade name continues to have an indefinite life as the Company continues to use the Skylight trade name on certain of its products.

        No impairment charges were recorded in respect of the Company's intangible assets in the years ended December 31, 2012, 2011 or 2010.

        Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $2.3 million, $3.5 million and $3.2 million, respectively. As of December 31, 2012, estimated amortization expense for the next five years and thereafter was as follows:

(in thousands of dollars)
2013	$1,731
2014	1,731
2015	1,701
2016	1,659
2017	1,658
Thereafter	1,151

$9,631

NOTE 7: INVESTMENTS

        During the year ended December 31, 2010, the Company purchased 150,000 shares of the common stock of Meta Financial Group ("MFG"), the holding Company of MetaBank, one of the Company's Issuing Banks, for $3.2 million. During the year ended December 31, 2012, the Company purchased 50,000 shares of the common stock of MFG for $1.1 million. The investments in MFG are available-for-sale securities and are included in the Consolidated Balance Sheets as a long-term investment.

        As of December 31, 2012, the Company's investment in MFG is stated at fair value using its quoted price on the NASDAQ stock market. As of December 31, 2012, the fair value of the Company's investment in MFG was $4.6 million.

NOTE 8: ACCRUED EXPENSES

        Accrued expenses as of December 31, 2012 and 2011 consisted of the following:

	December 31,
	2012	2011
	(in thousands of dollars)
Commissions payable to distributors	$7,469	$5,057
Accrued wages and related personnel expenses	6,016	5,035
Other accrued expenses	12,877	10,845

	$26,362	$20,937

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 9: DEBT

        The Company's outstanding borrowings as of December 31, 2012 and 2011 consisted of the following:

	December 31,
	2012	2011
	(in thousands of dollars)
Revolving credit facility	$80,000	$58,500

Total long-term debt	80,000	58,500
Less:
Long-term debt, current portion	10,000	—

Long-term debt, net of current portion	$70,000	$58,500

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

        The outstanding borrowings under the current credit facility bear interest, at the Company's election, as either base rate or Eurodollar loans. Base rate loans bear annual interest at the base rate (the greater of the federal funds rate plus 0.50%, the prime rate or one-month LIBOR plus 1.00%) plus a spread of 1.50% to 2.25%, depending on the Company's leverage ratio. Eurodollar loans bear interest at the adjusted LIBOR for the interest period in effect for such borrowings plus a spread of 2.50% to 3.25%, depending on the Company's leverage ratio. During the year ended December 31, 2012, the weighted average interest rate applicable to the outstanding borrowings on this credit facility was 3.2%. The Company's interest rate on Eurodollar loans, which comprised all of the Company's outstanding borrowings as of December 31, 2012, was 2.7% as of that date.

        The current credit facility contains certain financial and non-financial covenants and requirements, including a leverage ratio, fixed charge ratio and certain restrictions on the Company's ability to make

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 9: DEBT (Continued)

investments, pay dividends or sell assets. It also provides for customary events of default, including failure to pay any principal or interest when due, failure to comply with the covenants set forth in the credit agreement and certain changes in control. The Company was in compliance with these covenants as of December 31, 2012.

        Under the current credit facility, letters of credit may be issued for a period of up to one year (subject to any automatic renewal provisions), although all such letters of credit must expire at least ten business days prior to the current credit facility's maturity date. The Company pays a participation fee with respect to each issued letter of credit. This fee accrues at the rate of 2.5% per annum on the average daily amount of the letters of credit outstanding. The Company also pays a fronting fee of 0.25% per annum on the average daily amount of outstanding letter of credit exposure from the issue date to the date on which there ceases to be any letter of credit exposure, as well as the issuing bank's standard fees. Participation fees and fronting fees are payable in arrears on the last day of each calendar quarter. During the years ended December 31, 2012 and 2011, the Company paid $0.2 million and less than $0.1 million, respectively, in participation or fronting fees. The Company did not pay any participation or fronting fees during the year ended December 31, 2010.

        The terms of the current credit facility require the Company to pay a commitment fee based on its average daily unused amount. This fee accrues at a rate of 0.45% to 0.50% per annum, depending on the Company's leverage ratio and is payable in arrears on the last day of each calendar quarter. During each of the years ended December 31, 2012 and 2011, the Company paid $0.3 million in commitment fees. During the year ended December 31, 2010, the Company paid $0.1 million in commitment fees.

        As of December 31, 2012, the aggregate amount outstanding under the Company's revolving credit facility was $80.0 million and the Company had $6.9 million in letters of credit outstanding. As of December 31, 2012, the Company had $8.1 million of unused letters of credit.

        The following table presents the availability under the $135.0 million revolving credit facility as of December 31, 2012:

(in thousands of dollars)
Total available revolving credit facility	$135,000
Less: outstanding revolving credit loans	(80,000)
Less: outstanding swingline loans	—
Less: outstanding letters of credit	(6,900)

Remaining availability under the revolving credit facility	$48,100

        During 2009, the Company entered into a capital lease arrangement with a software provider for perpetual database licenses. The capital lease arrangement resulted in the recording of $3.4 million in capitalized computer software. During 2011, the Company modified the capital lease arrangement, extending it for one year and purchasing $1.9 million of additional computer software. During the years ended December 31, 2011 and 2010, the Company made payments of $3.3 million and $1.4 million, respectively, towards the capital lease, which included interest payments at an effective interest rate of 6.0%. The capital lease was paid in full in 2011.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 10: FAIR VALUE OF ASSETS AND LIABILITIES

        U.S. GAAP defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between arms-length market participants at the measurement date. When determining the fair value of its assets and liabilities, the Company considers the principal or most advantageous market in which it would transact and considers assumptions market participants would use, such as inherent risk, transfer restrictions and risk of nonperformance.

        The Company's financial instruments include cash, cash equivalents, accounts receivable, long-term investments, investment in company-owned life insurance, accounts payable, obligations under its deferred compensation plan and borrowings under its revolving credit facility. As of December 31, 2012 and 2011, the fair values of the Company's cash, cash equivalents, accounts receivable and accounts payable approximated the carrying values of these instruments presented in the Company's Consolidated Balance Sheets because of their short-term nature.

        The following table is a summary of the Company's assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement as of December 31 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2012	2011	2012	2011	2012	2011
Assets
Long-term investment
Equity security	4,560	2,497	—	—	—	—
Other assets
Investment in company-owned life insurance	—	—	2,091	1,411	—	—
Debt
Borrowings under revolving credit facility	—	—	80,000	58,500	—	—
Other liabilities
Deferred compensation	—	—	2,059	1,449	—	—

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

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 10: FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

        The Company had no significant transfers between Level 1, Level 2 or Level 3 assets during the years ended December 31, 2012 or 2011.

        As of December 31, 2012 and 2011, the Company's long-term investments in MFG (see "Note 7") were recorded at their fair value based on a quoted price in an active market (Level 1).

        The Company's obligations under its deferred compensation plan represent amounts deferred by participants under this plan. Amounts deferred by a participant are credited with earnings and investment gains and losses by assuming that the deferral was invested in one or more investment options selected by the participant from a family of money market funds and mutual funds chosen by the Company. These funds were recorded at their fair value as of December 31, 2012 and 2011 based on quoted prices in non-active markets and observable inputs other than quoted prices (Level 2).

        The Company's investment in company-owned life insurance consists of life insurance policies on some of the participants in its deferred compensation plan and related investments in money market funds and mutual funds that were recorded at their fair value as of December 31, 2012 and 2011 based on quoted prices in non-active markets and observable inputs other than quoted prices (Level 2). Under the Company's deferred compensation program, the cash surrender value of the company-owned life insurance policies is invested in instruments and in amounts that mirror the investment elections made by participants in the Company's deferred compensation plan.

        As of December 31, 2012 and 2011, the fair value of the Company's borrowings under its revolving credit agreement were categorized as a Level 2 hierarchy and approximated their carrying value based on prevailing market rates for borrowings with similar ratings and maturities.

        The following table presents the amortized cost, gross unrealized gains and losses and fair value for the Company's investment in MFG:

	December 31, 2012				December 31, 2011
		Gross Unrealized				Gross Unrealized
	Amortized Cost				Amortized Cost
		Gains	Losses	Fair Value		Gains	Losses	Fair Value
(in thousands of dollars)
December 31:
Available-for-sale security
Equity security	4,305	255	—	4,560	3,209	—	(712)	2,497

NOTE 11: STOCKHOLDERS' EQUITY

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

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 11: STOCKHOLDERS' EQUITY (Continued)

        On October 22, 2010, the Company completed an offering (the "IPO") through which 18,536,043 shares of common stock were sold to the public at an offering price of $11.00 per share. 2,272,727 of these shares were sold by the Company and 16,263,316 shares were sold by existing stockholders. The Company generated net proceeds of approximately $20.9 million after deducting underwriting discounts and commissions and $2.4 million in total expenses incurred in connection with the offering. Effective upon the completion of the IPO, certain selling stockholders exercised warrants to purchase 696,270 shares of class A common stock at a weighted-average exercise price of $1.69 per share. 102,065 of these shares were retained as payment of the warrant exercise price and the remaining 594,205 shares were sold in the offering. In addition, certain employees exercised options to purchase 890,594 shares of the Company's common stock, at a weighted average exercise price of $2.96 per share, and sold the 651,085 net shares received thereby in connection with the closing of the IPO.

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

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 11: STOCKHOLDERS' EQUITY (Continued)

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

        During 2011, the JLL Funds exchanged 7,000,000 shares of common stock held by them for an aggregate of 700,000 shares of Series A Stock in a transaction exempt from the registrations requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof. The JLL Funds beneficially owned more than five percent of the Company's outstanding common stock as of December 31, 2012. No commissions or other remuneration was or will be paid or given, directly or indirectly, to the JLL Funds or any other person in connection with the exchange. The shares of Series A Stock issued to the JLL Funds will be automatically re-converted into shares of common stock (at the rate of ten shares of common stock for each share of Series A Stock) if they are sold or otherwise transferred to a person who (i) upon completing such transfer the holder, together with its affiliates, would own or control shares of common stock representing 24.9% or more of the outstanding voting securities of the Company or (ii) such transfer would require prior approval or notice under any state law then applicable to the Company or its subsidiaries.

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

        In February 2012, the Company completed the second $25 million share repurchase program that was authorized in 2011. In 2012, the Company repurchased 2,050,959 shares of common stock for $17.4 million pursuant to this program. In June 2012, the Company's board of directors approved an additional $75 million share repurchase program that was completed in August 2012. The Company repurchased 8,216,059 shares of common stock for $75.2 million pursuant to this program.

Dividend Equivalents

        Certain of the stock options issued to the Company's Chief Executive Officer (the "CEO") prior to the Company's IPO in October 2010 contain rights to dividend equivalents. The dividend equivalents relate to dividends paid by the Company in 2008 and were paid when the underlying options vested. During the years ended December 31, 2011 and 2010, the Company paid $0.4 million and $0.2 million, respectively, in cash dividend equivalents. The Company did not pay any cash dividend equivalents during the year ended December 31, 2012.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 12: SHARE BASED PAYMENT

Stock Incentive Plans

        In October 2010, the Company adopted a new equity incentive plan, the Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan (the "2004 Plan"), which amended and replaced the Company's prior option plan. As of December 31, 2012, the Company had reserved 27,436,995 shares of its common stock for issuance under the 2004 Plan. The number of shares reserved for issuance under the 2004 Plan will increase annually by a number of shares equal to the lesser of (1) 3% of the total outstanding shares of the Company's capital stock as of immediately prior to the increase, (2) 3,000,000 or (3) such lesser amount as is determined by the Company's board of directors. Options granted under the 2004 Plan generally expire ten years from the effective date of grant.

        The 2004 Plan provides for the grant of stock options and other stock-based awards to key employees, directors and consultants, including executive officers. Under the 2004 Plan, the Company is authorized to issue standard, event-based and performance-based options, restricted stock awards and other awards.

        In April 2012, the stockholders of the Company approved the NetSpend Holdings, Inc. 2012 Employee Stock Purchase Plan (the "ESPP"). Subject to certain limitations, the ESPP enables eligible employees to utilize after-tax payroll deductions to purchase shares of Company's common stock at the lesser of 85% of its fair market value on the first or last business day of each quarterly purchase period (six months with respect to the first purchase period in 2012). A total of 2,000,000 of the Company's treasury shares have been reserved for issuance under the ESPP.

Stock Options

        Standard options issued to employees generally vest and become exercisable in four equal installments on the four succeeding anniversaries of the applicable grant date. Standard options issued to members of the board of directors generally vest and become exercisable in three equal installments on the three succeeding anniversaries of the applicable grant date. In each case, vesting of the options is subject to the holder of the option continuing to provide services to the Company during the applicable vesting period. The Company expenses the grant-date fair value of standard options, net of estimated forfeitures, over the vesting period on a straight-line basis. During the years ended December 31, 2012, 2011 and 2010, the Company issued 1.6 million, 1.7 million and 2.4 million standard options, respectively.

        Event-based options vest upon the earlier of (1) a change in control of the Company or (2) the second anniversary of the closing of an IPO. During the year ended December 31, 2010, the Company issued 0.9 million event-based options to employees. The Company did not issue any event-based options during the years ended December 31, 2012 or 2011.

        Performance-based options carry service, market and performance conditions different from the Company's other stock option agreements. The terms of the performance-based options specify that the options vest at the earlier of: (1) the Company's achievement of a performance condition and the option holder's continued employment with the Company over a four-year period, or (2) the option holder's continued employment with the Company over a six-year period. The Company did not issue any performance-based options during the years ended December 31, 2012, 2011 or 2010.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 12: SHARE BASED PAYMENT (Continued)

        During the year ended December 31, 2010, the board of directors modified the performance condition of certain performance-based options. Prior to the modification, the performance condition for employee option holders was the Company's achievement of a pre-determined equity value hurdle in connection with an IPO or a change of control. The performance condition for all performance-based employee options, with the exception of those held by the Company's CEO, was modified to be the earlier of (1) the Company's achievement of a pre-determined equity value hurdle in or subsequent to an IPO, (2) a change in control prior to December 31, 2011 or (3) the Company's achievement of a pre-determined earnings target. During the year ended December 31, 2010, the Company recorded additional compensation expense of approximately $0.2 million related to this modification. In 2012, the performance targets associated with these options were met, and in the first quarter of 2013, the Compensation Committee of the Company's Board of Directors certified the performance achievement. As a result, approximately 1.0 million options will vest in the first quarter of 2013.

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

        The fair value of the stock options issued under the 2004 Plan during the years ended December 31, 2012, 2011 and 2010 was $7.3 million, $12.0 million and $10.7 million, respectively. The total fair value of options vested under the 2004 Plan during the years ended December 31, 2012, 2011 and 2010 was $7.2 million, $3.0 million and $4.6 million, respectively.

        The following table presents a summary of stock option activity for the year ended December 31, 2012:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2011	11,397,710	$5.31	6.9 years	$42,674,370
Granted	1,573,790	8.86
Exercised	(1,650,129)	3.23
Expired	(244,730)	4.63
Forfeited	(131,406)	5.30

Outstanding December 31, 2012	10,945,235	$6.01	6.7 years	$67,330,588

Vested and expected to vest at December 31, 2012	10,291,403	$5.99	6.6 years	$63,542,785
Exercisable at December 31, 2012	4,640,428	$4.83	6.1 years	$33,436,736

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 12: SHARE BASED PAYMENT (Continued)

        The aggregate intrinsic value in the table above represents the total pre-tax value of the options shown. This amount is equal to the difference between the Company's closing stock price on December 31, 2012 ($11.82 per share) and the exercise prices of the options shown, multiplied by the number of in-the-money options. This is the aggregate amount that would have been received by the option holders if they had all exercised their options on December 31, 2012 and sold the shares received thereby at the closing price of the Company's stock on that date. This amount changes based on the fair value of the Company's stock. The intrinsic value of options exercised during 2012, 2011 and 2010 was $10.6 million, $3.7 million and $9.2 million, respectively.

        Options with the following characteristics were outstanding as of December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25 - $3.47	1,270,558	5.5	$3.38	583,858	$3.28
3.53	4,610,618	5.3	3.53	2,458,349	3.53
3.78 - 8.63	1,908,812	7.6	4.53	1,012,877	4.06
8.71 - 11.00	1,887,784	8.8	9.46	255,582	11.00
11.48 - 14.70	50,500	7.9	14.67	25,500	14.64
14.80	1,216,963	8.1	14.80	304,262	14.80

	10,945,235	6.7	$6.01	4,640,428	$4.83

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

        The following table summarizes the assumptions used to value options issued for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Expected volatility	49.7% - 56.1%	49.1% - 56.5%	51.2% - 58.4%
Expected dividend yield	—	—	—
Expected term	6.3 - 7.1 years	6.0 - 6.9 years	6.0 - 8.5 years
Risk free rate	1.5% - 2.3%	2.1% - 3.4%	2.6% - 3.8%
Weighted average fair value of options at grant date	$4.64	$6.86	$3.30

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 12: SHARE BASED PAYMENT (Continued)

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

Restricted Stock

        During the year ended December 31, 2010, the Company issued 0.7 million shares of restricted stock to employees that generally vest in three or four equal installments on the three or four succeeding anniversaries of the applicable award date. Upon completion of the Company's IPO, the vesting of 0.3 million restricted shares accelerated to vest in six months. During the year ended December 31, 2011, the Company issued less than 0.1 million shares of restricted stock to members of the board of directors under the 2004 Plan. The restricted stock awarded to members of the board of directors vests on the one year anniversary of its grant date. During the year ended December 31, 2012, the Company issued 0.9 million shares of restricted stock with a fair value of $8.4 million to officers and employees. In addition, the Company issued less than 0.1 million shares of restricted stock with a fair value of $0.5 million to members of its board of directors, some of which were issued in lieu of cash retainer fees. The restricted stock awards issued to employees generally vest in four equal installments on the four succeeding anniversaries of the grant date. The restricted stock awards issued to members of the board of directors vest on the one year anniversary of the grant date.

        During the year ended December 31, 2012, the Company issued 1.3 million awards of performance-based restricted stock to employees. The vesting of the awards is contingent upon the Company's adjusted net income for 2015 meeting or exceeding certain target thresholds established by the Compensation Committee of the Company's Board of Directors and the holder remaining in the employ of the Company through the applicable vesting date. Adjusted net income is computed by adjusting net income or net loss to remove tax-effected amortization expense, stock-based compensation, non-recurring gains and losses and other items. 40% of the awards will vest if the threshold adjusted net income level is achieved, an additional 40% will vest if the targeted adjusted net income level is met and the entire award will vest if the maximum adjusted net income target is equaled or exceeded. Any portion of the awards that does not vest will be forfeited. The vesting of the awards is subject to acceleration upon any change in control of the Company.

        The total fair value of restricted stock awards vested during the years ended December 31, 2012 and 2011 was $1.0 million and $1.7 million, respectively. No restricted stock awards vested during the year ended December 31, 2010.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 12: SHARE BASED PAYMENT (Continued)

        Activity related to the Company's restricted stock awards during the year ended December 31, 2012 is as follows:

	Restricted Stock		Performance-Based Restricted Stock
	Shares of Unvested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Shares of Unvested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	340,813	$7.18	—	$—
Granted	971,370	9.22	1,269,371	10.76
Vested	(127,260)	7.68	—	—
Forfeited	(38,690)	8.66	—	—

Balance at December 31, 2012	1,146,233	$8.81	1,269,371	$10.76

Stock-Based Compensation Expense

        During the years ended December 31, 2012, 2011 and 2010, the Company recorded total stock-based compensation expense of $11.5 million, $11.2 million and $7.3 million, respectively.

        As of December 31, 2012, the Company's outstanding options had a weighted average remaining contractual term of 6.7 years. As of December 31, 2012, unrecognized compensation cost, net of estimated forfeitures, related to stock options amounted to $11.4 million and is expected to be recognized over a weighted average period of 3.2 years. As of December 31, 2012, unrecognized stock-based compensation cost, net of estimated forfeitures, related to restricted stock amounted to $14.5 million and is expected to be recognized over a weighted average period of 2.8 years. The amount of unrecognized stock-based compensation will be affected by any future stock option or restricted stock grants.

        The Company considers the type of award, employee class and historical experience in estimating annual forfeiture rates. The following table summarizes the Company's estimated annualized forfeiture rates for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Executive Officer level	7.0%	9.0%	9.0%
Vice President and Director level	11.0%	12.0%	15.0%
Below Director level	11.0%	12.0%	12.5%

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

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 12: SHARE BASED PAYMENT (Continued)

acceleration, the Company recognized the unamortized restricted stock expense on a straight-line basis over the 0.5 year future service period.

        All event-based options vested on the date two years after the completion of the Company's IPO (October 22, 2010). Prior to the completion of the IPO, the Company had not recognized any expense related to event-based options because the vesting was contingent upon future events that were not deemed probable prior to the IPO. The Company recognized the unamortized event-based option expense on a straight-line basis over the two year service period following its IPO.

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

Employee Stock Purchase Plan Shares

        Employees purchased approximately 0.1 million shares at a weighted average price of $7.40 during the year ended December 31, 2012 pursuant to the ESPP. For the year ended December 31, 2012, the Company recognized expense of $0.1 million associated with the ESPP. The intrinsic value of the shares purchased during the year ended December 31, 2012 was approximately $0.1 million. The intrinsic value is calculated as the difference between the market price of the Company's shares on the date of the purchase under the ESPP and the price paid for shares by participants in the ESPP, multiplied by the number of shares purchased.

NOTE 13: EARNINGS PER SHARE

        Basic earnings per common share is calculated by dividing net income available to common stockholders by the number of weighted average common shares issued and outstanding for the period. The Company calculates basic and diluted earnings per share using the treasury stock method, the if-converted method and the two-class method, as applicable.

        Upon completion of the Company's IPO in October 2010, all shares of class A common stock were reclassified as common stock. In addition, promptly following the IPO, all shares of the Company's class B common stock were transferred to the members of Skylight Holdings I, LLC, which had the effect of converting them into shares of common stock on a one-for-one basis. For the year ended December 31, 2010 the as-if converted method was applied and so the conversion of the class B

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 13: EARNINGS PER SHARE (Continued)

common stock into common stock was reflected as of the beginning of the reporting period. Only one class of common stock and one class of preferred stock existed during the years ended December 31, 2012 and 2011.

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

        During the years ended December 31, 2012, 2011 and 2010, the potential dilutive effect of 3.2 million, 1.9 million and 0.6 million stock options, respectively, were excluded from the computation of diluted weighted average shares outstanding because they were anti-dilutive. These excluded options could potentially dilute earnings per share in the future.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 13: EARNINGS PER SHARE (Continued)

        The following is a reconciliation of the numerator (net income) and the denominator (weighted average number of common shares) used in the calculation of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
	(in thousands of dollars, except share and per share data)
Basic earnings per common share:
Net income	$18,867	$33,246	$22,732
Less: Earnings distributed to participating securities	—	(353)	(176)
Less: Undistributed earnings allocated to participating securities	(2,081)	(1,505)	(311)

Undistributed earnings available to common stockholders	$16,786	$31,388	$22,245
Weighted-average common shares outstanding used in basic calculation	73,251	84,504	85,394
Basic earnings per common share	$0.23	$0.37	$0.26

Diluted earnings per common share:
Undistributed earnings available to common stockholders	$16,786	$31,388	$22,245
Add: Earnings distributed to participating securities	—	353	176
Add: Undistributed earnings allocated to participating securities	2,081	1,505	311

Net income	$18,867	$33,246	$22,732
Weighted-average common shares outstanding used in basic calculation	73,251	84,504	85,394
Weighted-average effect of dilutive securities:
Conversion of preferred stock to common stock	7,000	2,608	—
Options	3,865	3,985	3,045
Warrants	—	—	384
Restricted stock	205	187	168

Weighted-average common shares outstanding used in diluted calculation	84,321	91,284	88,991
Diluted earnings per common share	$0.22	$0.36	$0.26

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 14: INCOME TAXES

        The components of the provision for income taxes are as follows for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in thousands of dollars)
Income tax provision
Current
Federal	$18,312	$22,835	$14,638
State	1,076	1,625	1,235

Total current	19,388	24,460	15,873

Deferred
Federal	(6,481)	(2,614)	(1,852)
State	(304)	(32)	347

Total deferred	(6,785)	(2,646)	(1,505)

Total provision	$12,603	$21,814	$14,368

        Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 14: INCOME TAXES (Continued)

used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
	(in thousands of dollars)
Deferred tax assets
Current deferred tax assets
Deferred revenue	$655	$1,010
Accrued expenses	6,765	2,937
Prepaid card supply costs	190	181
Net operating loss and tax credit carryforwards	10	10

Total current deferred tax assets	7,620	4,138

Non-current deferred tax assets
Accrued expenses	808	580
Net operating loss and tax credit carryforwards	98	176
Unrealized loss on long-term investment	—	263
Stock compensation	7,140	5,048

Gross non-current deferred tax assets	8,046	6,067
Valuation allowance	—	(263)

Total non-current deferred tax assets	8,046	5,804

Deferred tax liabilities
Noncurrent deferred tax liabilities
Unrealized gain on long-term investment	(94)	—
Acquired intangibles	(7,334)	(8,101)
Depreciation and amortization	(4,842)	(5,134)

Total non-current deferred tax liabilities	(12,270)	(13,235)

Net current deferred tax asset	7,620	4,138

Net non-current deferred tax liability	$(4,224)	$(7,431)

        Deferred tax assets as of December 31, 2011 were reduced by a valuation allowance relating to the unrealized loss on the Company's long-term investment in MFG. Due to the fact that this loss would be capital in nature and could only be utilized to offset future capital gains, the Company did not believe that it was more likely than not that the benefit of this asset would be realized in the foreseeable future. As of December 31, 2012, the Company recorded a cumulative unrealized gain on its long-term investment in MFG. As a result, the Company released approximately $0.3 million of valuation allowance previously recorded against the unrealized loss, the benefit of which is reflected in other comprehensive income.

        The exercise of certain Company stock options results in compensation that is includable in the taxable income of the exercising option holder and deductible by the Company for federal and state

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 14: INCOME TAXES (Continued)

income tax purposes. Such compensation results from increases in the fair market value of the Company's common stock subsequent to the date of grant of the exercised stock options. Any option related excess tax benefits (tax deduction greater than cumulative book deduction) are recorded as an increase to additional paid-in capital, while option related tax deficiencies (cumulative book deduction greater than tax deduction) are recorded as a decrease to additional paid-in capital to the extent of the Company's additional paid-in capital option pool, then to its income tax provision. During the years ended December 31, 2012, 2011 and 2010 option-related tax deductions resulted in increases to additional paid-in capital of $2.7 million, $1.5 million and $2.5 million, respectively.

        The Company's provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 35% to income before income taxes for the years ended December 31, 2012, 2011 and 2010 primarily as a result of the following:

	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.4	2.8	3.2
Permanent items	0.2	—	(0.1)
Stock compensation	2.4	1.7	1.8
Other	—	0.1	(1.2)

Provision for income tax	40.0%	39.6%	38.7%

        For the years ended December 31, 2012 and 2011, the total amount of unrecognized tax benefits was as follows:

	2012	2011
	(in thousands of dollars)
Balance as of beginning of year	$423	$401
Tax positions related to current year:
Additions	—	22
Reductions	—	—
Tax positions related to prior years:
Additions	—	—
Reductions—lapse of statute	(101)	—
Settlements	—	—

Balance as of end of year	$322	$423

        The Company believes it is reasonably possible that additional tax-related reserves will be recorded during 2013. Any additional reserves are not expected to have a material effect on the Company's consolidated financial statements.

        Included in the balance of unrecognized tax benefits as of December 31, 2012 and 2011 are approximately $0.2 million and approximately $0.3 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 14: INCOME TAXES (Continued)

benefits as of December 31, 2012 and 2011 are $0.1 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

        The Company's policy is to classify interest and penalties associated with these uncertain tax positions as a component of income tax expense. The Company had accrued penalties and interest of approximately $0.1 million during each of the years ended December 31, 2012, 2011 and 2010.

        The Company is subject to taxation in the U.S. and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state examinations for tax years before 2007.

NOTE 15: COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company has commitments under operating lease agreements, principally for office space, that extend through May 31, 2017. When a lease contains an escalation clause or a concession such as a rent holiday, rent expense is recognized using the straight-line method over the term of the lease. Equipment lease terms generally cover a one-year period and are subject to renewal. Rent expense for the years ending December 31, 2012, 2011 and 2010 was $1.5 million, $1.5 million and $1.4 million, respectively.

        As of December 31, 2012, future minimum operating lease commitments under non-cancelable leases were as follows:

(in thousands of dollars)
2013	$1,553
2014	1,546
2015	1,619
2016	1,661
2017	512
Thereafter	—

Total minimum payments	$6,891

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

        During the year ended December 31, 2010, the Company recorded a $0.8 million loss related to a contractual dispute with an Issuing Bank and the Company amended its agreement with the Issuing Bank pursuant to which the parties agreed to commence winding down the relationship. The $0.8 million loss is included in other losses on the Consolidated Statement of Operations for the year ended December 31, 2010. As of December 31, 2012, $0.4 million was remaining in accrued expenses on the Consolidated Balance Sheets.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 15: COMMITMENTS AND CONTINGENCIES (Continued)

        As of December 31, 2012, future minimum commitments under non-cancelable service agreements are as follows:

(in thousands of dollars)
2013	$17,965
2014	9,864
2015	4,999
2016	782
2017	465
Thereafter	—

Total minimum payments	$34,075

Guarantees

        A significant portion of the Company's business is conducted through distributors that provide load and reload services to cardholders at their locations. Members of the Company's distribution and reload network collect cardholders' funds and remit them by electronic transfer to the Issuing Banks for deposit in the cardholder accounts. The Company's Issuing Banks typically receive cardholders' funds no earlier than three business days after they are collected by the distributor. If any distributor fails to remit cardholders' funds to the Company's Issuing Banks, the Company typically reimburses the Issuing Banks for the shortfall created thereby. The Company manages the risk associated with this process through a formalized set of credit standards, volume limits and deposit requirements for certain distributors and by typically maintaining the right to offset any settlement shortfall against the commissions payable to the relevant distributor. To date, the Company has not experienced any significant losses associated with settlement failures and the Company had not recorded a settlement guarantee liability as of December 31, 2012 or December 31, 2011. As of December 31, 2012 and December 31, 2011, the Company's estimated gross settlement exposure was $13.5 million and $17.1 million, respectively.

        Cardholders can incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although the Company generally declines authorization attempts for amounts that exceed the available balance in a cardholder's account, the application of the Networks' rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees can, among other things, result in overdrawn card accounts. The Company also provides, as a courtesy and in its discretion, certain cardholders with a "cushion" that allows them to overdraw their card accounts by up to $10. In addition, eligible cardholders may enroll in the Issuing Banks' overdraft protection programs and fund transactions that exceed the available balance in their accounts. The Company generally provides the funds used as part of these overdraft programs (MetaBank will advance the first $1.0 million on behalf of its cardholders) and is responsible to the Issuing Banks for any losses associated with any overdrawn account balances. As of December 31, 2012 and 2011, cardholders' overdrawn account balances totaled $11.7 million and $9.0 million, respectively. As of December 31, 2012 and December 31, 2011, the Company's reserves for the losses it estimates will arise from processing customer transactions, debit card overdrafts,

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 15: COMMITMENTS AND CONTINGENCIES (Continued)

chargebacks for unauthorized card use and merchant-related chargebacks due to non-delivery of goods or services were $3.6 million and $3.9 million, respectively.

Alexsam Litigation

        On October 24, 2007, Alexsam, Inc. filed suit against NetSpend Corporation ("NetSpend") in the District Court of Travis County, Texas, 419th Judicial District, asserting breach of a license agreement entered into between NetSpend and Alexsam in 2004 and seeking monetary damages, attorneys' fees, costs and interest. The license agreement was entered into by the parties following Alexsam's assertion and subsequent dismissal without prejudice of a claim of patent infringement against NetSpend in 2003. NetSpend asserted counterclaims against Alexsam for breach of contract. In October 2010, Alexsam filed an amended petition, which added a claim by Alexsam that NetSpend fraudulently induced Alexsam to give up its prior patent infringement claims against NetSpend and enter into the license agreement.

        The case was tried to a jury in a trial that concluded on April 27, 2012, with the jury finding that NetSpend had breached its license agreement with Alexsam and awarding Alexsam $18 million in royalties for the period from March 2004 through December 31, 2011. The jury did not find that NetSpend had engaged in any fraudulent conduct. This amount did not include prejudgment interest or attorneys' fees, which the Company estimated could approximate an aggregate of $6 million, nor did it include royalties that could become payable in future periods if NetSpend was unable to successfully appeal the jury's verdict.

        On November 5, 2012, NetSpend and Alexsam executed an agreement (the "License Agreement") pursuant to which the Company paid $24 million to Alexsam in exchange for a fully paid up license under the patents underlying the dispute in this case (U.S. Patent Nos. 6,000,608 and 6,189,787 (collectively, the "Licensed Patents")). The Company has recorded this $24 million in other losses on the Consolidated Statement of Operations for the year ended December 31, 2012. Following the execution of the License Agreement, the Alexsam case was dismissed with prejudice.

        The License Agreement grants to NetSpend and its affiliates a non-exclusive, irrevocable, nontransferable (subject to certain exceptions), perpetual, fully paid-up, worldwide right and license under the Licensed Patents to, among other things, make, use, distribute or sell any Licensed Product, including to process card activations, recharges, signature debit transactions, PIN debit transactions and ATM withdrawals. "Licensed Product" under the License Agreement means any product with respect to which the Company serves as (i) a processor for the accounts and/or sub-accounts associated with such product, (ii) a program manager or (iii) an issuer, or any system or method associated with or related to such a product, where the product, system or method, either alone, or in conjunction with other components or activities, infringes or may infringe any claim of the Licensed Patents.

        The license granted under the License Agreement extends to the Company's distributors, retailers, agents, issuing banks, marketers, branding partners, aggregators, accountholders, card associations, authorization networks, and other persons through or for whom the Company offers, distributes, activates, loads, reloads or otherwise provide a Licensed Product, including any such person who may contract with the Company to offer a Licensed Product under, in whole or in part, such person's own

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 15: COMMITMENTS AND CONTINGENCIES (Continued)

name or marks. The license does not extend to activities by third parties that do not pertain to a Licensed Product.

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

Baker

        Frederick J. Baker ("Baker") filed a purported consumer class action case against NetSpend, as well as one of its Issuing Banks and card associations (collectively, the "Defendants"), in the U.S District Court (the "Court") for the District of New Jersey in November 2008 seeking damages and unspecified equitable relief. In May 2009 Baker filed an amended complaint alleging that the Defendants violated the New Jersey Consumer Fraud Act (CFA), the New Jersey Truth-in-Consumer Contract, Warranty, and Notice Act (TCCWNA) and claiming unjust enrichment in connection with the Defendants' alleged marketing, advertising, sale and post-sale handling of NetSpend's gift card product in the State of New Jersey. In March 2011, the court heard oral arguments on Defendants' motion to dismiss Baker's amended complaint. In January 2012, the court granted Defendants' motion in part and dismissed all claims except for the cause of action based on the alleged violation of the CFA. NetSpend filed its answer and affirmative defenses in February 2012. NetSpend has reached an agreement in principle with the attorneys representing the purported plaintiffs in this case to contribute approximately $0.1 million to a fund that would be used to reimburse the consumers who may have been inadvertently overcharged and to reimburse the attorneys representing the plaintiffs for up to $0.3 million in fees. This settlement is subject to approval by the Court.

Katz Settlement

        In 2008, the Company received a letter from Ronald A. Katz Technology Licensing, L.P. ("RAKTL"), which contained an offer for the Company to acquire a license under the RAKTL portfolio of patents. In July 2010, the Company and RAKTL agreed to settle this matter. In accordance with the agreement, the Company paid RAKTL a total of $3.5 million in exchange for the Company's release from potential infringement liability related to the Company's possible use of RAKTL patents. As part of the agreement, the Company also acquired a non-exclusive license related to certain pending

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 15: COMMITMENTS AND CONTINGENCIES (Continued)

RAKTL patents. The $3.5 million loss was recorded in other losses on the Consolidated Statement of Operations for the year ended December 31, 2010.

TQP Development, LLC

        TQP Development, LLC ("TQP") filed a patent infringement case against NetSpend in the U.S. District Court for the Eastern District of Texas in February 2012. TQP asserted in its complaint that NetSpend has been infringing a patent issued in May of 1995 to Telequip Corporation based on the operation of encrypted portions of NetSpend's website. TQP was seeking: a judgment that NetSpend has infringed its patent; an injunction prohibiting NetSpend from continuing to infringe its patent; damages for NetSpend's alleged prior infringing activity; and attorneys' fees and costs. NetSpend filed an answer denying all of the substantive allegations of TQP's complaint in May 2012. Following discussions, this litigation was dismissed without prejudice in August 2012.

Florida Office of the Attorney General

        In May 2011, NetSpend, along with a number of other participants in the prepaid debit card industry, received a subpoena from the Florida Attorney General's office requesting information regarding NetSpend's marketing materials, fees charged to cardholders and the disclosures provided to them. NetSpend completed its initial documentary response to this request in June 2011. In October 2012, NetSpend, while denying that the Florida's Attorney General's office had jurisdiction over it and denying that it had failed to comply with applicable law, entered into an Assurance of Voluntary Compliance (the "AVC") with the Florida Attorney General's office documenting NetSpend's commitment to continue to recommend to the Issuing Banks that they utilize clear and effective communications when marketing cards to Florida consumers. Under the AVC, NetSpend reimbursed the Florida Attorney General's office for the cost of its investigation and made a contribution to a non-profit entity that promotes financial literacy among young people in 2013. NetSpend does not believe that compliance with the AVC will require material modifications to its method of doing business.

Inter National Bank

        In 2009, NetSpend, in conjunction with two of its Issuing Banks, identified funds related to several years of chargebacks and fee-related recoveries from card associations that were being retained by NetSpend's Issuing Banks and that should have been paid to NetSpend. It was determined that one Issuing Bank owed NetSpend approximately $4.8 million and that another Issuing Bank owed NetSpend approximately $5.8 million. It was also determined that one of NetSpend's Issuing Banks was holding approximately $10.0 million that should have been allocated to the other Issuing Bank. The parties entered into an agreement providing for the appropriate payment and distribution of the funds at issue and agreed to release and discharge each other from any further claims and disputes related to this matter.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 15: COMMITMENTS AND CONTINGENCIES (Continued)

        On July 13, 2012, Inter National Bank ("INB"), one of NetSpend's Issuing Banks and a party to the 2009 settlement, filed a lawsuit against NetSpend in the 398th District Court of Hidalgo County, Texas related to the settlement and various related issues. In general, INB's claims relate to an asserted cumulative $10.5 million shortfall (overdraft) in certain administrative accounts at INB that are associated with the NetSpend card program. There is no deficit or other irregularity in the account where cardholder funds are held. INB seeks a declaration that it has no liability for the shortfall and that the shortfall is instead NetSpend's responsibility. Related to the shortfall and the surrounding circumstances, INB has also asserted claims against NetSpend for breach of contract, fraud/failure to disclose, breach of fiduciary duty, negligence, and unjust enrichment. INB also seeks an accounting of all transactions that flowed through INB's accounts from April 21, 2009 to July 31, 2011. INB seeks to recover from NetSpend its damages and its costs and attorneys' fees incurred in connection with the lawsuit. INB also asserted "provisional claims" of negligence and unjust enrichment against BDO Seidman, an accounting firm involved with the 2009 settlement, and MetaBank, which was also a party to the 2009 settlement, in the event INB suffers any loss in connection with the alleged shortfall. Neither BDO Seidman nor MetaBank has been served or appeared in the lawsuit.

        NetSpend has filed a counterclaim against INB, which alleges that INB has refused, in contravention of the requirements of the contract between NetSpend and INB, to transfer the cardholder accounts to a successor bank and that INB has threatened to stop administering the cardholder accounts, which NetSpend alleges INB was required to continue to administer until the account transfer is completed. NetSpend's counterclaim sought a declaration that INB may not refuse to complete the account transfer based on the status of the shortfall, that INB cannot condition completion of the account transfer on resolution of the shortfall, that INB cannot refuse to continue to administer the NetSpend card accounts at this time and that NetSpend has no liability for the shortfall.

        When INB filed its lawsuit, INB obtained a temporary restraining order enjoining NetSpend from allowing the total amount in several of INB's accounts to fall below $10.5 million. This order expired on August 1, 2012. On August 10, 2012, the parties agreed to an interim order, which provided that NetSpend would deposit money into one or more accounts at INB if necessary to maintain the NetSpend-related accounts at INB at or above a total balance of $10.5 million, with any such money so deposited to be returned to NetSpend upon expiration of the interim order. The agreed interim order also required INB to continue to administer the NetSpend card program in the ordinary course. This order was extended several times and expired on October 22, 2012. NetSpend did not deposit any funds with INB pursuant to this order.

        On October 22, 2012, NetSpend and INB agreed to the entry of an order pursuant to which: (i) the parties agreed to undertake their best efforts to move the existing pooled INB cardholder account to another Issuing Bank on or before December 31, 2012 (or by February 16, 2013 if the parties were making substantial progress but the December 31 deadline could not be met despite the good faith efforts of the parties), (ii) INB would continue to administer its card program in the ordinary course pending the account transfer and, (iii) NetSpend will contribute any funds needed to maintain an aggregate non-negative balance in the accounts at INB associated with the INB card program and to cause the accounts associated with the INB card program to close with a zero balance after completion of the account transfer. The amount required to balance the accounts was approximately $10.5 million and the Company established a $10.5 million reserve for this contingency

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 15: COMMITMENTS AND CONTINGENCIES (Continued)

and correspondingly recognized a pretax operating expense during the year ended December 31, 2012 for a like amount.

        NetSpend agreed to make this contribution to ensure an orderly migration of the INB portfolio to another Issuing Bank (the INB portfolio represents less than 10% of the Company's outstanding GPR cards), and the parties have stipulated that NetSpend's agreement to fund the asserted deficiency is not to be construed as an admission by NetSpend that it has any liability for the shortfall or to prejudice its claim that INB is solely responsible for the amount of the shortfall. NetSpend's contribution of funds will be reimbursable to NetSpend at the conclusion of the litigation, subject to the terms of any final judgment. Further proceedings in this case were suspended pending the completion of the transfer of the INB card portfolio and processing of all remaining cardholder activities which is expected to conclude around February 22, 2013.

        NetSpend intends to vigorously contest INB's suit and to vigorously pursue its own counterclaims as appropriate. There is no scheduling order or trial date set at this time. NetSpend is in process of determining whether its existing insurance coverage applies should any monetary settlement be reached with INB in the future.

MiCash, Inc.

        MiCash, Inc. ("MiCash") filed a patent infringement case against NetSpend in the U.S. District Court for the Eastern District of Texas in April 2012. MiCash asserts in its complaint that NetSpend has been infringing a patent (United States Patent No. 7,258,274) issued in August of 2007 to MiCash because NetSpend has, among other things, allegedly used, sold or offered to sell prepaid card services which permit and authorize transfers of funds between prepaid debit cards. MiCash is seeking: a judgment that NetSpend has infringed its patent; an injunction prohibiting NetSpend from continuing to infringe its patent; damages for NetSpend's alleged prior infringing activity; attorneys' fees and costs; and if NetSpend's infringement of the patent at issue is determined to be willful, enhanced damages. On June 18, 2012, NetSpend answered the complaint denying all of MiCash's allegations, raising affirmative defenses and asserting counterclaims for declaratory judgment of non-infringement and invalidity. Discovery began in August 2012. The Company has not established reserves or ranges of possible loss related to these proceedings as, at this time, it has not been determined that a loss is probable and the amount of any possible loss is not reasonably estimable.

Other

        In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. Management believes that the outcomes of such actions or proceedings will not have a material effect on the Company's financial position, results of operations, cash flows or liquidity.

NOTE 16: EMPLOYEE BENEFIT PLANS

        The Company has established a defined contribution retirement plan under section 401(k) of the Internal Revenue Code (the "401(k) Plan"). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 16: EMPLOYEE BENEFIT PLANS (Continued)

compensation, not to exceed a federally specified maximum ($17,000 for 2012, plus $5,500 for employees age 50 or older), on a pre-tax basis. The Company contributes to the program by matching funds based on a percentage of the employee's contribution. The Company matches 100% of the first 3% of wages contributed by an employee and 50% of the next 2% of wages contributed by that employee. The Company is also permitted to make a profit-sharing contribution as determined annually at the discretion of the board of directors. For the years ended December 31, 2012, 2011 and 2010, the 401(k) match made by the Company was approximately $0.9 million, $0.9 million and $0.8 million, respectively. No profit-sharing contributions were made during 2012, 2011 or 2010.

        The Company has a deferred compensation plan (the "Deferral Plan") for the benefit of certain of its eligible employees. Participating employees may defer a certain percentage of their base salary and annual bonus. These percentages are determined on an annual basis by the Company's compensation committee. For the current Deferral Plan year, participating employees could defer up to 80% of their salary and 100% of their annual bonus. Amounts deferred by a participant are credited with earnings and investment gains and losses by assuming that the deferral was invested in one or more investment options selected by the participants from a family of money market funds and mutual funds chosen by the Company. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of the participating employees. The amount of any Company contributions is discretionary and subject to change. The Company did not make any contributions to the Deferral Plan during the years ended December 31, 2012, 2011 or 2010. Each employee's deferrals, together with any earnings thereon, are accrued as part of the unsecured, other non-current liabilities of the Company on the accompanying Consolidated Balance Sheets. The deferred compensation liability was $2.1 million and $1.4 million as of December 31, 2012 and December 31, 2011, respectively.

        To offset this liability, the Company has purchased life insurance policies on some of the plan participants. The Company is the owner and beneficiary of the policies and these policies are intended to produce cash to help fund the Company's obligations under the Deferral Plan. The Company intends to hold the life insurance policies until the death of the plan participants. The net cash surrender value of these life insurance policies was $2.1 million and $1.4 million as of December 31, 2012 and 2011, respectively. The cash surrender value of the policies is invested in instruments that mirror the investment decisions made by participants in the deferred compensation plan. The aggregate death benefits payable to the Company under the life insurance policies are included on the accompanying Consolidated Balance Sheets in other assets.

NOTE 17: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

ACE

        The JLL Funds own approximately 97% of ACE, the Company's largest distributor. The JLL Funds beneficially owned more than five percent of the Company's outstanding common stock as of December 31, 2012. The Company incurred expenses from transactions with ACE of $47.0 million, $40.5 million and $31.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Although revenues generated from cardholders acquired at ACE locations represented more than one-third of the Company's revenues, the portion of those revenues earned from transactions directly with ACE were $5.5 million, $4.8 million and $4.4 million for the years ended December 31, 2012, 2011

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 17: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS (Continued)

and 2010, respectively. As of December 31, 2012 and December 31, 2011, $3.5 million and $3.2 million, respectively, was payable to ACE.

Sutherland

        Oak Investment Partners X, LP and Oak X Affiliates Fund LP (collectively "Oak") own in excess of 10% of Sutherland Global Services, Inc. ("Sutherland"), one of the Company's external customer service providers. Oak beneficially owned more than five percent of the Company's outstanding common stock as of December 31 2012. The Company incurred expenses from transactions with Sutherland of $6.2 million, $8.6 million and $7.4 million, for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, $1.0 million and $0.6 million, respectively, was payable to Sutherland.

Vesta

        Oak owns in excess of 10% of Vesta Corporation ("Vesta"), which provides reload services to the Company's cardholders. The Company earned revenues from transactions with Vesta of $0.4 million, $0.6 million and $0.2 million during the years ended December 31, 2012, 2011 and 2010, respectively. Additionally, the Company incurred expenses from transactions with Vesta of $0.4 million, $0.6 million and $0.2 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Birardi Investments, LLC; Henry CJ1, LLC

        Pursuant to his employment agreement, the Company reimburses its CEO for up to $0.5 million of expenses per year related to the use of private aircraft while traveling on Company business. Birardi ("Birardi") Investments, LLC and Henry CJ1, LLC ("Henry CJ1"), airplane leasing companies owned by the CEO, supply aircraft that is used for this travel. Birardi was paid less than $0.1 million, $0.1 million and $0.2 million during the years ended December 31, 2012, 2011 and 2010, respectively. Henry CJ1 was paid $0.3 million and $0.1 million during the years ended December 31, 2012 and 2011, respectively. The Company incurred no such expenses with Henry CJ1 during the year ended December 31, 2010.

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 18: SELECTED QUARTERLY RESULTS OF OPERATIONS (unaudited)

        The following tables show the Company's unaudited quarterly results of operations for the years ended December 31, 2012 and 2011:

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands of dollars, except per share data)
Revenues	$91,393	$85,334	$84,893	$89,712
Direct operating costs	47,071	39,793	39,559	42,643
Other operating expenses	27,971	26,578	27,165	29,635
Other losses	25,315	1,533	10,300	(160)

Operating income (loss)	(8,964)	17,430	7,869	17,594
Net income (loss)	$(5,788)	$10,162	$4,397	$10,096
Basic net income (loss) per common share	$(0.08)	$0.12	$0.05	$0.13
Diluted net income (loss) per common share	$(0.08)	$0.12	$0.05	$0.13

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands of dollars, except per share data)
Revenues	$80,750	$74,419	$74,324	$76,762
Direct operating costs	40,133	35,489	34,483	36,094
Other operating expenses	27,383	25,813	25,233	23,703
Other losses	—	—	324	191

Operating income	13,234	13,117	14,284	16,774
Net income	$7,779	$7,580	$8,310	$9,577
Basic net income per common share	$0.08	$0.08	$0.09	$0.11
Diluted net income per common share	$0.08	$0.08	$0.09	$0.11

NOTE 19: SUBSEQUENT EVENTS

        On February 19, 2013, the Company entered into a merger agreement with Total System Services, Inc. ("TSYS") pursuant to which each share of common stock of the Company (other than any dissenting shares, treasury shares, or shares held by the Company, TSYS or any of their subsidiaries) will be converted into $16 in cash, subject to the terms and conditions of the merger agreement. The closing of the merger is subject to customary closing conditions. Additionally, the merger agreement contains certain termination rights of each party to the agreement, which includes that upon termination of the agreement under specified circumstances, the Company may be required to (i) reimburse TSYS for its out-of-pocket expenses reasonably incurred in connection with the merger agreement up to $10 million and/or (ii) pay TSYS a termination fee of $52.6 million, less any expenses reimbursed.

        In addition, on February 19, 2013, the Company entered into the Second Addendum (the "Second Addendum") to the Fourth Amended and Restated Independent Agency Agreement (the "Agency Agreement"), dated as of June 2, 2008, with ACE Cash Express, Inc. ("ACE"), as amended by the

NetSpend Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

NOTE 19: SUBSEQUENT EVENTS (Continued)

Memorandum of Understanding, dated as of September 9, 2010 and amended further by that certain Addendum dated as of May 1, 2012. The Second Addendum provides for, among other things, (i) a five year extension of the term of the Agency Agreement, (ii) the release of certain restrictions on the activities of ACE outside the United States, (iii) a new annual incentive based on the number of new accounts funded each year, (iv) additional compensation to support the growth of the online business, (v) changes to the annual marketing allowance, (vi) new commission tiers for direct deposit and in-store customer loads and (vii) a $3 million bonus amount to be paid by the Company within 10 days following the closing of the merger. The effectiveness of the Second Addendum is conditioned in all respects upon the consummation of the merger.

        On February 19, 2013 the Company entered into (1) an amendment to the employment agreement for each of George Gresham, the Company's Chief Financial Officer, and Steven Coleman, the Company's Executive Vice President, General Counsel and Secretary to provide a payment to each executive in the amount of any excise tax that may be imposed under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") in connection with any "excess parachute payments" that may be paid to the executive under Section 280G of the Code as the result of a change in control of the Company that occurs on or prior to December 31, 2013 together with the amount of any income, employment or excise taxes imposed on such payment; and (2) an amendment to the outstanding stock option and restricted stock agreements with each of Mr. Gresham and Mr. Coleman providing for the vesting of any unvested portion of such stock options and restricted stock awards in the event the executive's employment with the Company is terminated by the Company without cause or the executive terminates his employment for good reason, in either case, during the 30-day period prior to a change in control and the termination is in connection with the change in control transaction.

Financial Statement Schedule

        The following financial statement schedule is filed as a part of this report under Schedule II immediately preceding the signature page: Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2012, 2011 and 2010. All other schedules called for by Form 10-K are omitted because they are not applicable or the required information is shown in the consolidated financial statements, or notes thereto, included herein.

Schedule II

NETSPEND HOLDINGS, INC.

VALUATION AND QUALIFYING ACCOUNTS
(in thousands of dollars)

Cardholders' Reserve for the Year Ended December 31,	Balance at Beginning of Period	Additional Charges to Costs and Expenses	Deductions	Balance at End of Period
2010	$1,620	$10,254	$(7,085)	$4,789
2011	$4,789	$14,441	$(15,338)	$3,892
2012	$3,892	$18,741	$(19,000)	$3,633

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Form of Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 21, 2010 (the "September 21 S-1") and incorporated by reference herein)
3.2	Form of Amended and Restated Bylaws (filed as Exhibit 3.2 to the September 21 S-1 and incorporated by reference herein)
4.1
Specimen common stock certificate (filed as Exhibit 4.1 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on September 28, 2010 (the "September 28 S-1") and incorporated by reference herein)
4.2	Form of Registration Rights Agreement (filed as Exhibit 4.2 to the September 21 S-1 and incorporated by reference herein)
4.3
Certificate of the Designations, Powers, Preferences and Rights of Series A Convertible Preferred Stock of NetSpend Holdings, Inc., dated August 17, 2011 (filed as Exhibit 99.1 to NetSpend Holdings, Inc.'s Current Report on Form 8-K on August 17, 2011 (the "August 2011 8-K") and incorporated by reference herein)
10.1
Credit Agreement, dated as of September 24, 2010, by and among NetSpend Holdings, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent (filed as Exhibit 10.1 to the September 28 S-1 and incorporated by reference herein)
10.2
Pledge and Security Agreement, dated as of September 24, 2010, by and among NetSpend Holdings, Inc., NetSpend Corporation, Skylight Acquisition I, Inc., Skylight Financial, Inc., NetSpend Payment Services and SunTrust Bank, as Administrative Agent (filed as Exhibit 10.2 to the September 28 S-1 and incorporated by reference herein)
10.3
Guaranty, dated as of September 24, 2010, by and among NetSpend Corporation, Skylight Acquisition I, Inc., Skylight Financial, Inc., NetSpend Payment Services, Inc. and SunTrust Bank, as Administrative Agent (filed as Exhibit 10.3 to the September 28 S-1 and incorporated by reference herein)
10.4
Amended and Restated Employment Agreement, dated as of September 20, 2010, by and among Daniel Henry, NetSpend Corporation and NetSpend Holdings, Inc. (filed as Exhibit 10.4 to the September 21 S-1 and incorporated by reference herein)
10.5
First Amendment, dated October 5, 2012, to Amended and Restated Employment Agreement and First Amendment to Performance-Based Option by and among NetSpend Corporation, NetSpend Holdings, Inc. and Daniel R. Henry (filed as Exhibit 10.1 to NetSpend Holdings, Inc.'s Current Report on Form 8-K filed on October 10, 2012 and incorporated herein by reference)
10.6
Employment Agreement, dated as of April 21, 2010, by and between George W. Gresham and NetSpend Corporation (filed as Exhibit 10.5 to NetSpend Holdings, Inc.'s Form S-1/A (Reg. No. 333-168127) on August 31, 2010 (the "August 31 S-1") and incorporated by reference herein)
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
10.10	Employment Agreement, dated as of June 1, 2010, by and between Charles Harris and NetSpend Corporation (filed as Exhibit 10.11 to the August 31 S-1 and incorporated by reference herein)
10.11
Employment Agreement, dated as of June 20, 2011, by and between Steven F. Coleman and NetSpend Corporation (filed as Exhibit 10.3 to NetSpend Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the "June 2011 10-Q") and incorporated herein by reference)
10.12	Form of Indemnification Agreement by and between NetSpend Holdings, Inc. and each of its directors (filed as Exhibit 10.12 to the September 21 S-1 and incorporated by reference herein)
10.13	Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan (filed as Exhibit 10.13 to the September 28 S-1 and incorporated by reference herein)
10.14
NetSpend Holdings, Inc. 2012 Employee Stock Purchase Plan (filed as Exhibit 10.38 to NetSpend Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 10-K") filed on February 24, 2012 and incorporated herein by reference)
10.15
Amended and Restated Stock Option Award Agreement between NetSpend Holdings, Inc. and Daniel Henry, dated March 11, 2008 (Performance-Based Vesting) (filed as Exhibit 10.22 to the September 21 S-1 and incorporated by reference herein)
10.16
Stock Option Award Agreement between NetSpend Holdings, Inc. and Daniel Henry, dated March 11, 2008 (Time-Based Vesting) (filed as Exhibit 10.23 to the August 31 S-1 and incorporated by reference herein)
10.17	Stock Option Award Agreement between NetSpend Holdings, Inc. and Charles Harris, dated July 1, 2010 (filed as Exhibit 10.24 to the August 31 S-1 and incorporated by reference herein)
10.18	Restricted Stock Agreement between NetSpend Holdings, Inc. and Charles Harris, dated July 1, 2010 (filed as Exhibit 10.25 to the August 31 S-1 and incorporated by reference herein)
10.19
James Jerome stock option amendment, dated December 18, 2008 (filed as Exhibit 10.1 to NetSpend Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the "June 2012 10-Q") and incorporated herein by reference)
10.20	James Jerome stock option amendment, dated April 20, 2010 (filed as Exhibit 10.2 to the June 2012 10-Q and incorporated herein by reference)
10.21	James Jerome stock option amendment, dated April 27, 2010 (filed as Exhibit 10.3 to the June 2012 10-Q and incorporated herein by reference)
10.22	Schedule indentifying option agreement amendments omitted pursuant to Instruction 2 to Item 601 of Regulation S-K (filed as Exhibit 10.4 to the June 2012 10-Q and incorporated herein by reference)

Exhibit Number	Description of Exhibits
10.23	Form of Anh Vazquez retention grant (filed as Exhibit 10.3 to the September 2012 10-Q and incorporated herein by reference)
10.24	Form of NetSpend Holdings, Inc. Stock Option Award Agreement (Time-Based Vesting) (filed as Exhibit 10.28 to the August 31 S-1 and incorporated by reference herein)
10.25	Form of NetSpend Holdings, Inc. Stock Option Award Agreement (Event-Based Vesting) (filed as Exhibit 10.29 to the August 31 S-1 and incorporated by reference herein)
10.26	Form of NetSpend Holdings, Inc. Stock Option Award Agreement (Director Awards) (filed as Exhibit 10.30 to the August 31 S-1 and incorporated by reference herein)
10.27	Form of NetSpend Holdings, Inc. Stock Option Award Agreement (Performance-Based Vesting) filed as Exhibit 10.31 to the August 31 S-1 and incorporated by reference herein)
10.28	Prior Form of NetSpend Holdings, Inc. Restricted Stock Agreement (filed as Exhibit 10.27 to the August 31 S-1 and incorporated by reference herein)
10.29
Form of NetSpend Holdings, Inc. Restricted Stock Agreement (Employees) (filed as Exhibit 10.1 to NetSpend Holdings, Inc.'s Current Report on Form 8-K filed on February 14, 2012 and incorporated herein by reference)
10.30
Form of NetSpend Holdings, Inc. Restricted Stock Agreement (Directors) (filed as Exhibit 10.2 to NetSpend Holdings, Inc.'s Current Report on Form 8-K filed on February 14, 2012 and incorporated herein by reference)
10.31
Form of NetSpend Holdings, Inc. Restricted Stock Agreement (Performance-Based) (filed as Exhibit 10.2 to NetSpend Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the "September 2012 10-Q") and incorporated herein by reference)
10.32	NetSpend Holdings, Inc. Deferred Compensation Plan (filed as Exhibit 10.39 to the 2011 10-K and incorporated herein by reference)
10.33
Office Lease, dated as of August 11, 2003, by and between Crescent Real Estate Funding VIII, L.P. and NetSpend Corporation (filed as Exhibit 10.14 to the August 31 S-1 and incorporated by reference herein)
10.34
First Amendment to Office Lease, dated as of August 2, 2005, by and between Crescent Real Estate Funding VIII, L.P. and NetSpend Corporation (filed as Exhibit 10.15 to the August 31 S-1 and incorporated by reference herein)
10.35
Second Amendment to Office Lease, dated as of September 6, 2006, by and between Crescent Real Estate Funding VIII, L.P. and NetSpend Corporation (filed as Exhibit 10.16 to the August 31 S-1 and incorporated by reference herein)
10.36
Third Amendment to Office Lease, dated as of August 1, 2007, by and between WTCC Austin Investors V, L.P. and NetSpend Corporation (filed as Exhibit 10.17 to the August 31 S-1 and incorporated by reference herein)
10.37
Fourth Amendment to Office Lease, dated as of March 13, 2009, by and between WTCC Austin Investors V, L.P. and NetSpend Corporation (filed as Exhibit 10.18 to the August 31 S-1 and incorporated by reference herein)
10.38
Fifth Amendment to Office Lease, dated as of April 18, 2011, by and between WTCC Austin Investors V, L.P. and NetSpend Corporation (filed as Exhibit 10.1 to the June 2011 10-Q and incorporated herein by reference)

Exhibit Number	Description of Exhibits
10.39	Fourth Amended and Restated Independent Agency Agreement, dated as of June 2, 2008, by and between ACE Cash Express, Inc. and NetSpend Corporation (filed as Exhibit 10.19 to the September 17 S-1 and incorporated by reference herein)
10.40
Second Amended and Restated Card Program Management Agreement, dated as of February 1, 2010, by and between MetaBank, dba Meta Payment Systems, and NetSpend Corporation (filed as Exhibit 10.20 to the September 17 S-1 and incorporated by reference herein)
10.41
Card Program Management Agreement, dated as of February 1, 2010, by and between MetaBank, dba Meta Payment Systems, and Skylight Financial, Inc. (filed as Exhibit 10.21 to the September 17 S-1 and incorporated by reference herein)
10.42
Memorandum of Understanding, dated as of September 9, 2010, by and between ACE Cash Express, Inc. and NetSpend Corporation (filed as Exhibit 10.32 to the September 17 S-1 and incorporated by reference herein)
10.43
Share Exchange Agreement, dated August 17, 2011, by and among JLL Partners Fund IV, L.P., JLL Partners Fund V, L.P. and NetSpend Holdings, Inc. (filed as Exhibit 10.1 of the August 2011 8-K and incorporated herein by reference)
10.44
Settlement and License Agreement, dated November 5, 2012, by and among NetSpend Corporation, NetSpend Holdings, Inc. and Alexsam, Inc. (filed as Exhibit 10.1 to NetSpend Holdings, Inc.'s Current Report on Form 8-K filed on November 9, 2012 and incorporated herein by reference)
10.45	Description of NetSpend Holdings, Inc. 2012 Non-affiliated Independent Director Compensation Program
21.1	List of subsidiaries (filed as Exhibit 21.1 to NetSpend Holdings, Inc.'s Form S-1 (Reg. No. 333-168127) on July 15, 2010, and incorporated herein by reference)
23.1	Consent of KPMG LLP
24.1	Powers of Attorney
31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibits
101*	The following materials from the NetSpend Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements and (vi) Schedule II—Valuation and Qualifying Accounts.

*
—Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.