Form 10-K/A
period 2012-12-31
NetSpend Holdings, Inc.
filed 2013-04-19
CIK 1496623

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

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

        The number of shares of the registrant's common stock outstanding on April 3, 2013 was 70,243,989.

DOCUMENTS INCORPORATED BY REFERENCE

        None

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (Amendment No. 1) amends the Annual Report on Form 10-K of NetSpend Holdings, Inc. (the "Company") for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 22, 2013 (the "Original Filing"). The Company is filing this Amendment No. 1 to provide the information required pursuant to instruction G(3) to Form 10-K for Part III, Items 10, 11, 12, 13 and 14 of the Original Filing. Part IV of the Original Filing has been amended to contain currently dated certifications as required by Rules 12b-15 and 15d-14(a) under the Securities Exchange Act of 1934 with respect to this Amendment No. 1.

        This Amendment No. 1 speaks as of the original filing date of the Original Filing and reflects only the changes to the cover page, Items 10, 11, 12, 13 and 14 of Part III, Item 15 of Part IV, the signature page and Exhibits 31.1 and 31.2. No other information included in the Original Filing, including the information set forth in Part I and Part II, has been modified or updated in any way. The Company has made no attempt in this Amendment No. 1 to modify or update the disclosures presented in the Original Filing other than as noted above. Also, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The following table sets forth information regarding the members of the Company's Board of Directors, and the Company's executive officers.

Name	Age	Position
Andrew W. Adams	38	Class I Director
Daniel R. Henry	47	Chief Executive Officer and Class I Director
Stephen A. Vogel	64	Class I Director
Thomas A. McCullough	70	Class II Director
Daniel M. Schley	58	Class II Director
Alexander R. Castaldi	62	Class II Director
Francisco J. Rodriguez	41	Class III Director
Ann Huntress Lamont	56	Class III Director
Charles J. Harris	50	President
George W. Gresham	46	Chief Financial Officer
Steven F. Coleman	54	General Counsel and Secretary
Anh Hatzopoulos	41	Executive Vice President of Online Business Development
James DeVoglaer	52	Executive Vice President of Information Technology
James Jerome	53	Executive Vice President of Card Operations

        Set forth below are descriptions of the principal occupations during at least the past five years of the Company's directors and executive officers.

        Andrew W. Adams has served as a member of our Board of Directors since January 2010. Mr. Adams joined Oak Investment Partners in October 2003 as a Senior Associate and has served as a General Partner since 2010. Prior to joining Oak, Mr. Adams was a Senior Associate with Capital Resource Partners. Mr. Adams was also a Financial Analyst in the media and communications group of Deutsche Bank. Mr. Adams holds a Bachelor of Arts degree in history from Princeton University.

        Daniel R. Henry has served as our Chief Executive Officer since February 2008 and has also served as a member of our Board of Directors since June 2007. Prior to being appointed as Chief Executive Officer, Mr. Henry briefly served as our President beginning in January 2008. Prior to joining us, Mr. Henry co-founded Euronet Worldwide, Inc., a NASDAQ-listed global provider of electronic payment and transaction processing solutions for financial institutions, retailers, service providers and individual consumers, and, from May 1994 to December 2006, served as its President and Chief Operating Officer. In addition, Mr. Henry served as a director of Euronet Worldwide, Inc. from 1996 to 2006. Mr. Henry earned a B.S. in business administration with majors in finance, economics and real estate from the University of Missouri-Columbia.

        Stephen A. Vogel has served as a member of our Board of Directors since February 2011. Mr. Vogel has served as Chief Executive Officer of Grameen America, Inc., a not-for-profit company focused on providing micro-loans that financially empower low-income entrepreneurs, since November 2008. Prior to that, Mr. Vogel was Chief Executive Officer of Synergy Gas Corp., a propane distribution company. Mr Vogel holds a B.S. degree from Syracuse University.

        Thomas A. McCullough has served as a member of our Board of Directors since October 2008. From April 1987 to December 2009, Mr. McCullough served as Executive Vice President and Chief Operating Officer of DST Systems, Inc., a major provider of processing services to the financial services and health care industries. Prior to joining DST, Mr. McCullough was President and Chief Executive Officer of Garnac Grain Company, an international grain trading and exporting company. Prior to that, he was a partner with the consulting firm of Arthur Young & Co. Mr. McCullough also serves on the board of directors of Boston Financial Data Services, DST, BlueCross BlueShield of Kansas City, Country Club Bank, PBI Gordon, Inc. and Balance Innovations LLC. Mr. McCullough holds an A.B. in mathematics from Rockhurst University and a Master's degree in economics from the University of Missouri at Kansas City.

        Daniel M. Schley has served as a member of our Board of Directors since June 2004. Since 2003, Mr. Schley has served as Chairman of Foundation Source, Inc., a provider of back-office technology and services for private foundations, and served as CEO of Foundation Source from 2003 through 2009. Mr. Schley also serves as a Co-Founder and Managing Director of Dolphin Capital Group, a private equity firm, where he has served since 2000. Mr. Schley also serves on the board of directors of Winder Farms, Inc., Dynamic Confections, Inc., and the Fairfield, Connecticut chapter of the World Presidents Organization. Mr. Schley holds a Bachelor of Arts degree in economics and political science from Stanford University and a Master of Business Administration degree from Harvard University.

        Alexander R. Castaldi has served as a member of our Board of Directors since January 2009. Since January 2005, Mr. Castaldi has served as a Managing Director of JLL Partners, a private equity investment company. Prior to joining JLL, Mr. Castaldi served as Chief Financial & Administration Officer of Remington Products Company, LLC. Mr. Castaldi also serves on the board of directors of PGT Industries, Inc., Education Affiliates, Inc., J.G. Wentworth, LLC, C.H.I. Overhead Doors, Inc., Medical Card System, Inc., FC Holdings, Inc. and Ross Education, LLC. Mr. Castaldi holds a B.S. from Central Connecticut State University.

        Francisco J. Rodriguez has served as a member of our Board of Directors since July 2008. Mr. Rodriguez is a Managing Director of JLL Partners, which he joined in 1995. Prior to joining JLL, Mr. Rodriguez was a member of the merchant banking group at Donaldson, Lufkin & Jenrette Securities Corporation. Mr. Rodriguez also serves as a director of several companies, including J.G. Wentworth, LLC, Education Affiliates, Inc., FC Holdings, Inc., Ross Education, LLC and The Learning Annex GP, LLC. Mr. Rodriguez holds a B.S. degree from the University of Pennsylvania Wharton School.

        Ann Huntress Lamont has served as a member of our Board of Directors since June 2004. Ms. Lamont has been with Oak Investment Partners, a multi-stage venture capital firm, since 1982, serving as a General Partner from 1986 to 2006 and as a Managing Partner since 2006. Prior to joining Oak, Ms. Lamont served as a research associate with Hambrecht & Quist. Ms. Lamont currently serves on the Stanford University Board of Trustees and on the board of directors of various private companies. Ms. Lamont holds a Bachelor of Arts degree in political science from Stanford University.

        Charles J. Harris has served as our President since July 2010. Prior to joining us, from April 2009 to June 2010, Mr. Harris served as the general manager of the payment solutions division of Intuit, Inc., a NASDAQ-listed company that is a leading provider of financial management, tax and online banking solutions for consumers, small and mid-sized businesses, accountants and financial institutions. From September 2005 until April 2009, Mr. Harris served in multiple positions for Electronic Clearing House, Inc., including as President and Chief Executive Officer, President and Chief Operating Officer and as a director. Prior to that, Mr. Harris held a number of leadership roles with Chase Paymentech, including President and Chief Executive Officer of Merchant Link, a wholly owned subsidiary of Chase Paymentech. Mr. Harris holds a B.B.A. in finance from the University of Texas at Austin.

        George W. Gresham has served as our Chief Financial Officer since May 2010. Prior to joining us, from February 2008 to May 2010, Mr. Gresham served as Chief Financial Officer of Global Cash Access, Inc., a NYSE-listed provider of payment processing services to the gaming industry. From May 2002 until October 2007, Mr. Gresham served as Chief Financial Officer, Chief Administrative Officer and Executive Vice President of eFunds Corporation ("eFunds"), a NYSE-listed company that specialized in the development and deployment of payment and payments-related technology.

Mr. Gresham holds a B.S. in accountancy from Northern Arizona University and an MBA from the Thunderbird School of Global Management.

        Steven F. Coleman has served as our Executive Vice President, General Counsel and Secretary since June 2011. From November 2009 to May 2011, Mr. Coleman served as General Counsel for Syncada LLC., a provider of business-to-business payment solutions. From 2000 to 2007, Mr. Coleman served as Executive Vice President, General Counsel and Secretary for eFunds. Mr. Coleman holds a Bachelor of Science, Electrical Engineering degree from the University of Wisconsin-Madison and a J.D. from the University of Minnesota-Twin Cities.

        Anh Hatzopoulos has served as our Executive Vice President of Online Business Development since February 2008. Prior to joining us, from July 2005 to February 2008, Ms. Hatzopoulos served as founder and Chief Executive Officer of Little Grad, Inc., an online rebate-based college savings program. From July 2000 to July 2005, Ms. Hatzopoulos was a senior executive on the core team responsible for building the online business of Wal-Mart Stores, Inc. Ms. Hatzopoulos holds a degree in computer science and business administration from Stanford University and Carnegie Mellon University.

        James DeVoglaer has served as our Executive Vice President of Information Technology since November 2009. From September 2006 to November 2009, Mr. DeVoglaer served as our Vice President of Information Technology. Prior to joining us, from January 2004 to September 2006, Mr. DeVoglaer served as co-founder of KAIAN Business Solutions, an IT infrastructure integrator and operational process solutions provider. Prior to that, Mr. DeVoglaer served as Vice President, Information Technology for Accent Health, a health education television network, and as General Manager and Director of Technology for Convergent Communications Services, Inc., a leading provider of Enterprise Network Carrier (ENC) services. Mr. DeVoglaer holds a B.S. in computer studies from University of Maryland, University College.

        James Jerome has served as our Executive Vice President of Card Operations since November 2009. Prior to being appointed as Executive Vice President, Mr. Jerome served as a Senior Vice President from August 2008 to November 2009 and a Vice President from April 2008 to August 2008. Prior to joining us, from October 1999 to March 2008, Mr. Jerome served in various capacities with Euronet Worldwide, Inc., including as an Executive Vice President and Managing Director of its software division. Also, Mr. Jerome served in various capacities with the Electronic Banking Services division of BISYS, Inc. Mr. Jerome holds a degree in business administration from the State University of New York.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of our outstanding Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock held by such persons. These persons are also required to furnish us with copies of all forms they file under this regulation.

        To our knowledge, based solely on a review of the copies of such reports furnished to us and without further inquiry, during the fiscal year ended December 31, 2012, our directors, officers and beneficial owners of more than 10% of our Common Stock complied with all applicable Section 16(a) filing requirements.

CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

        We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on our website at http://www.netspend.com, under the "Investor Relations" section. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website.

        We will, upon request, provide any person with a copy of our Code of Conduct and Ethics without charge. Requests for a copy of this policy should be addressed to NetSpend Holdings, Inc., Attn: Corporate Secretary, 701 Brazos, Suite 1300, Austin, Texas, 78701.

Board Composition

        We currently have eight directors, each of whom will hold office until his or her successor has been elected and qualified or, if earlier, his or her death, resignation or removal.

        Our Board of Directors is divided into three classes, with members of each class serving for staggered three-year terms. Our Board of Directors consists of the following:

  •
  three class I directors (Messrs. Adams, Henry and Vogel), whose terms will expire at the Annual Meeting of Stockholders in 2014;

  •
  three class II directors (Messrs. Castaldi, McCullough and Schley), whose terms will expire, and who have been nominated by our Board of Directors for re-election, at the Annual Meeting of Stockholders in 2015; and

  •
  two class III directors (Ms. Lamont and Mr. Rodriguez), whose terms will expire at the Annual Meeting of Stockholders in 2013.

        Upon the expiration of the term of a class of directors, directors for that class will be elected for three-year terms at the Annual Meeting of Stockholders in the year in which such term expires. In addition, the authorized number of directors may be changed by resolution duly adopted by at least a majority of our entire Board of Directors. Any increase or decrease in the number of directors will be distributed among the three classes so that, to the extent possible, each class will consist of one-third of the directors. Our classified Board of Directors could have the effect of making it more difficult for a third party to acquire control of us. We do not currently have a Chairman of the Board of Directors.

Nomination Process, Director Candidate Selection and Qualifications

        The Nominating and Corporate Governance Committee (the "Nominating Committee") is responsible for identifying, screening and recommending director candidates to the Board of Directors for nomination by the Board of Directors. The Nominating Committee may consider director candidates from numerous sources, including stockholders, directors and officers. The Board of Directors is responsible for nominating directors for election by the stockholders and filling any vacancies on the Board of Directors that may occur.

Qualifications and Diversity

        The Board of Directors does not have a formal policy with respect to diversity on the Board of Directors and does not narrowly define diversity to gender and race. We look at the breadth of experience, background and viewpoints of each candidate. In its assessment of each candidate, the Nominating Committee considers, among other things, the business judgment of the nominee as demonstrated by operational business experience, the nominee's familiarity with the perspectives of underbanked U.S. consumers of diverse race, religion, national origin and economic status, the number of boards of directors on which that the nominee has served or currently serves and the nominee's availability to devote the time and other requirements of attentive participation in the Board of Directors' deliberations and applicable committee assignments, whether such person would be independent, and the integrity, honesty and reputation of each candidate.

Nomination Process

        If a candidate is recommended by the Nominating Committee, he or she may then be interviewed by other members of the Board of Directors. If appropriate, a candidate may also be interviewed by other members of the Company's executive management. The full Board of Directors will approve all final nominations after considering the recommendations of the Nominating Committee.

        With regard to the incumbent directors whose terms are set to expire, the Nominating Committee reviews each director's expertise, qualifications, attributes and skills, his or her overall service during the director's term, including the number of meetings attended, his or her level of participation, the quality of his or her performance and whether he or she meets the independence standards set forth under applicable laws, regulations and the Nasdaq Stock Market LLC ("NASDAQ") listing standards. Each nominee for re-election as a director must consent to stand for re-election.

Stockholder Nomination Procedures

        In accordance with Section 3.5 of our Bylaws, stockholders who wish to have their nominees considered by the Nominating Committee for election to the Board of Directors must submit such nomination to our Secretary for receipt not less than 90 days and not more than 120 days prior to the anniversary date of the immediately preceding Annual Meeting of Stockholders; provided, however, that (i) if the scheduled annual meeting is called for a date that is not within 30 days before or after such anniversary date (as will likely be the case in 2013), notice by such stockholder, to be timely, must be so delivered or received not earlier than the close of business on the 120th day and not later than the close of business on the later of the 90th day prior to the date of such annual meeting or, if less than 100 days' prior notice or public disclosure of the scheduled meeting date is given or made, the 10th day following the earlier of the day on which the notice of such meeting was mailed to stockholders of the Company or the day on which such public disclosure was made. Pursuant to our Bylaws, the notice of nomination is required to contain certain information about both the nominee and the stockholder making the nomination, including information sufficient to allow the independent directors to determine if the candidate meets the criteria for Board of Directors membership. We may also require that the proposed nominee furnish additional information in order to determine that person's eligibility to serve as a director. Candidates recommended by stockholders will be evaluated on the same basis as candidates recommended by our directors, executive officers, third-party search firms or other sources. A nomination that does not comply with the above procedure will be disregarded. Stockholders should submit their nominations in writing to the Chairman, Nominating and Corporate Governance Committee, in care of the Secretary, NetSpend Holdings, Inc., 701 Brazos Street, Suite 1300, Austin, Texas 78701.

        Our Board of Directors has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each of which operates pursuant to a charter adopted by our Board of Directors.

Audit Committee

        The Audit Committee is a standing committee of the Board of Directors and currently consists of Messrs. McCullough, Adams and Vogel. Messrs. McCullough, Adams and Vogel are non-employee directors and "independent." Mr. McCullough serves as a financial expert on our Audit Committee and as the chairman of the Audit Committee. The functions of the Audit Committee include: appointing, approving the compensation of and assessing the independence of our independent registered public accounting firm; pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm; reviewing the overall audit plan with the independent registered public accounting firm and the members of management responsible for preparing our financial statements; reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures, as well as the critical accounting policies and practices used by us; coordinating the oversight and reviewing the adequacy of our internal control over financial reporting; establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns; recommending, based upon the Audit Committee's review and discussions with management and the independent registered public accounting firm, whether our audited financial statements shall be included in our Annual Report on Form 10-K; preparing the Audit Committee report required by SEC rules to be included in our annual proxy statement; and reviewing all related person transactions for potential conflict of interest situations and approving all such transactions. The Audit Committee operates under a written charter adopted by the Board of Directors that is annually reviewed and approved by the Audit Committee. The charter is posted on our website at http://www.netspend.com in the "Corporate Governance" area of the "Investor Relations" section.

Compensation Committee Interlocks and Insider Participation

        Ms. Lamont and Messrs. McCullough and Schley (chair) serve on the Compensation Committee of our Board of Directors. The Company has no compensation committee interlocks—that is, no executive officer of the Company serves as a director or a compensation committee member of a company that has an executive officer serving on our Board or the Compensation Committee. No member of our Compensation Committee has ever been an officer or employee of the Company. There are no family relationships among any of our directors or executive officers.

Director Qualifications

        Each member of the Board of Directors of the Company brings a wide variety of expertise, qualifications, attributes and skills to the Board of Directors. Set forth below are the specific expertise, qualifications, attributes and skills that each member of our Board of Directors brings to our Board of Directors which have led the Board of Directors to conclude that such member should serve on our Board of Directors.

        Andrew W. Adams has served on our Board of Directors since January 2010. Mr. Adams is a representative of one of our largest shareholders, Oak Investment Partners. Mr. Adams brings considerable expertise, qualifications, attributes and skills in the private equity, finance, technology, and corporate governance areas. He represents the unique perspective of one of our largest stockholders on matters considered by the Board of Directors. His work with Oak Investment Partners has given Mr. Adams experience in providing financial and strategic advice to other portfolio companies and a significant network of contacts that are valuable to the Company.

        Daniel R. Henry has served as our Chief Executive Officer since February 2008 and a member of the Board of Directors since June 2007. As our Chief Executive Officer, Mr. Henry brings a unique familiarity with the Company's day-to-day operations to his role as a member of the Board of Directors. Mr. Henry also has significant experience in the payments industry, having co-founded Euronet Worldwide, Inc., a NASDAQ-listed global provider of electronic payment and transaction processing solutions for financial institutions, retailers, service providers and individual consumers. Through his prior work with Euronet and his service as our Chief Executive Officer, Mr. Henry has developed an extensive network of contacts throughout the payments industry.

        Stephen A. Vogel has served on our Board of Directors since February 2011. Mr. Vogel was added to the Board of Directors primarily for his experience with the underbanked segment of the financial services market. Mr. Vogel currently serves as Chief Executive Officer of Grameen America, Inc., a not-for-profit company focused on providing micro-loans that financially empower lower-income entrepreneurs. His role with Grameen has given him unique insight into the traits, characteristics and desires of underbanked consumers. He also brings to the Company a strong background in finance and operating matters developed throughout his career, including at Grameen.

        Thomas A. McCullough has served on our Board of Directors since October 2008. Mr. McCullough has significant experience in the financial services industry, most recently as Executive Vice President and Chief Operating Officer of DST Systems, Inc., a major provider of processing services to the financial services and health care industries, and extensive experience as an executive responsible for the active supervision of principal financial officers and other senior executive roles, as both a Chief Executive Officer and Chief Operating Officer. Mr. McCullough also brings a strong background in corporate governance to our Board of Directors. Mr. McCullough's corporate governance experience has been developed over many years of service on a number of corporate boards of directors, including Boston Financial Data Services, DST Systems, BlueCross BlueShield of Kansas City, Country Club Bank, PBI Gordon, Inc. and Balance Innovations LLC.

        Daniel M. Schley has served on our Board of Directors since June 2004. Mr. Schley has a strong operational and finance background, which includes a six-year term as Chief Executive Officer of Foundation Source, Inc., a provider of back-office technology and services for private foundations, a decade as a private investor at Dolphin Capital, and a variety of successful entrepreneurial endeavors prior to that. Mr. Schley brings a unique independent perspective and strong belief in financial discipline to our Board of Directors.

        Alexander R. Castaldi has served as a member of our Board of Directors since January 2009. Mr. Castaldi, who is a Managing Director of JLL Partners, joined our Board of Directors following our acquisition of Skylight Holdings. Mr. Castaldi has significant experience with financial and operational matters, from his service as a Chief Financial Officer and his oversight of investments by JLL Partners in financial services and other businesses. Mr. Castaldi represents the unique perspective of our largest stockholder, JLL Partners. Mr. Castaldi brings a strong background in corporate governance through his membership on a diverse set of boards of directors, including PGT Industries, Inc., Education Affiliates, Inc., J.G. Wentworth, LLC, C.H.I. Overhead Doors, Inc., Medical Card System, Inc., FC Holdings, Inc and Ross Education, LLC.

        Francisco J. Rodriguez has served as a member of our Board of Directors since July 2008. Mr. Rodriguez also joined our Board of Directors following our acquisition of Skylight Holdings. Mr. Rodriguez has managed multiple investments in portfolio companies by JLL Partners, which he joined in 1995. Mr. Rodriguez brings a depth of experience, insight and analytical skills to our Board of Directors from his years of experience as an institutional investor in a variety of industries, including banking, financial services and payments. Mr. Rodriguez also has strong relationships with financing sources and many of our largest institutional stockholders and provides valuable strategic guidance to the Company.

        Ann Huntress Lamont has served as a member of our Board of Directors since June 2004. Along with Mr. Schley, Ms. Lamont is the longest tenured director on our Board of Directors and she brings a unique historical perspective on the Company and its growth over the years. Ms. Lamont has overseen numerous investments by one of our largest stockholders, Oak Investment Partners, over the course of her almost three decades of service to Oak. Ms. Lamont brings a depth of experience and judgment to our Board of Directors, stemming from her work in venture capital since 1984 in a wide array of high-growth businesses, including many in the financial services, payments and technology industries. She is widely respected in the investment community and provides valuable strategic guidance to the Company.

Independent Directors

        Ms. Lamont and Messrs. McCullough, Schley, Adams and Vogel have been determined by the Board of Directors to qualify as "independent" in accordance with the published listing requirements of NASDAQ. The NASDAQ independence definition includes a series of objective tests, such as a requirement that the director not be an employee of the Company and not have engaged in various types of business dealings with the Company. In addition, as further required by the relevant NASDAQ rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of the Board of Directors, would interfere with their ability to effectively exercise independent judgment in carrying out their responsibilities as a director.

        In addition, each member of the Audit Committee of our Board of Directors (Messrs. Andrews, McCullough and Vogel) qualifies as "independent" under special standards established by the Securities and Exchange Commission ("SEC") and NASDAQ for members of audit committees. The Audit Committee includes at least one member (Mr. McCullough) that our Board of Directors has determined meets the qualifications of an "audit committee financial expert" in accordance with the applicable SEC rules. Mr. McCullough was determined to be an audit committee financial expert based on the Board of Directors' qualitative assessment of Mr. McCullough's level of knowledge, experience (as described above in his biographical statement) and formal education. The designation does not impose on Mr. McCullough any duties, obligations or liabilities that are greater than those generally imposed on him as a member of the Audit Committee and the Board of Directors and McCullough's designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liabilities of any other member of the Audit Committee or the Board of Directors.

Compensation Committee

        The Compensation Committee is a standing committee of the Board of Directors and currently consists of Ms. Lamont and Messrs. McCullough and Schley. Ms. Lamont and Messrs. McCullough and Schley are non-employee directors and "independent." Mr. Schley serves as the chairman of the Compensation Committee. The Compensation Committee's responsibilities include: annually reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer; evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and determining the compensation of our Chief Executive Officer; reviewing and approving the compensation of our other executive officers; reviewing and establishing our overall management compensation, philosophy and policy; overseeing and administering our compensation, welfare, benefit and pension and similar plans; reviewing and approving our policies and procedures for the grant of equity-based awards; reviewing and making recommendations to the Board of Directors with respect to non-employee director compensation; and reviewing and discussing with management the compensation discussion and analysis to be included in our annual proxy statement or Annual Report on Form 10-K.

        The Compensation Committee currently operates under a written charter adopted and approved by the Board of Directors that is annually reviewed and approved by the Compensation Committee. The charter is posted on our website at http://www.netspend.com in the "Corporate Governance" area of the "Investor Relations" section. The Report of the Compensation Committee for fiscal year 2012 is included in this Annual Report on Form 10-K/A on page 37.

Nominating and Corporate Governance Committee

        The Nominating and Corporate Governance Committee is a standing committee of the Board of Directors and currently consists of Messrs. McCullough, Vogel and Schley, all of whom are non-employee directors and "independent." Mr. Vogel serves as the chairman of the Nominating Committee. The Nominating Committee's responsibilities include searching for, identifying, evaluating the qualifications of and recommending to the Board of Directors qualified director candidates, including nominees recommended by stockholders; recommending committee assignments in accordance with the membership requirements specified in the charter of each committee; developing and recommending to the Board of Directors standards and processes for determining the independence of directors that meet the rules and requirements of NASDAQ and applicable laws and regulations; developing and recommending to the Board of Directors a code of business conduct and ethics and a set of corporate governance guidelines; developing a mechanism by which violations of the code of business conduct and ethics can be reported in a confidential manner; and overseeing the evaluation of the Board of Directors and management.

        The Nominating Committee currently operates under a written charter adopted and approved by the Board of Directors that is annually reviewed and approved by the Nominating Committee. The charter is posted on our website at http://www.netspend.com in the "Corporate Governance" area of the "Investor Relations" section.

Accounting and Auditing Concerns

        The Audit Committee has established procedures to receive, retain and treat complaints regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. We also maintain a confidential hotline by which employees can communicate concerns or complaints regarding these matters.

Stockholder Communication with the Board of Directors

        Stockholders may communicate with the Board of Directors by submitting their communications in writing, addressed to the entire Board of Directors or, at the election of the stockholder, to one or more specific directors, in care of the Secretary, NetSpend Holdings, Inc., 701 Brazos Street, Suite 1300, Austin, Texas 78701.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

        We provide what we believe is a competitive total compensation package to our executive management team through a combination of base salary, annual cash bonus awards, a long-term equity incentive compensation plan and broad-based benefits programs.

        We place significant emphasis on pay for performance-based incentive compensation programs, which make payments only when certain Company goals are achieved. This Compensation Discussion and Analysis explains our compensation philosophy, policies and practices, with respect to our Chief Executive Officer, Chief Financial Officer and our other three most highly-compensated executive officers, collectively referred to as the "named executive officers".

The Objectives of our Executive Compensation Program

        Our Compensation Committee is responsible for establishing and administering our policies governing the compensation of our executive officers. Our executive officers are elected by our Board of Directors. The Compensation Committee is composed entirely of non-employee directors. Our executive compensation programs are designed to achieve the following objectives:

  •
  Attract and retain talented and experienced executives in the highly competitive and dynamic payments industry;

  •
  Motivate and reward executives whose knowledge, skills and performance are critical to our success;

  •
  Align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value and rewarding executive officers when stockholder value increases;

  •
  Provide a competitive compensation package which is weighted heavily towards pay for performance, and in which total compensation is primarily determined by Company and individual results and the creation of stockholder value;

  •
  Ensure fairness among the executive management team by recognizing the contributions each executive makes to our success;

  •
  Foster a shared commitment among executives by coordinating the Company's goals with the executives' individual goals; and

  •
  Compensate our executives to manage our business to meet our long-range objectives.

Our Compensation Practices

        The Compensation Committee meets outside the presence of all of our executive officers, including the named executive officers, to consider appropriate compensation for our Chief Executive Officer, or CEO. For all other named executive officers, the Compensation Committee typically meets outside the presence of all executive officers except our CEO and our corporate secretary. Mr. Henry, our CEO, annually reviews each other named executive officer's performance with the Compensation Committee and makes recommendations to the Compensation Committee with respect to the appropriate base salary, annual cash bonus and the grants of long-term equity incentive awards for all executive officers, excluding himself. Based in part on these recommendations from our CEO and other considerations discussed below, the Compensation Committee approves the annual compensation package of our executive officers other than our CEO. The Compensation Committee also annually analyzes our CEO's performance and determines his base salary, annual cash bonus and long-term equity incentive awards based on its assessment of his performance. The views of our CEO regarding the performance of our executive officers are considered by the Compensation Committee when making decisions on setting base salary, cash bonus award and grants of long-term equity incentive awards. When making decisions on setting base salary, cash bonus award and grants of long-term equity incentive awards for executive officers, the Compensation Committee considers the importance of the position to us, the past salary history of the executive officer and the future contributions expected to be made by the executive officer to us.

        We use the following principles to guide our decisions regarding executive compensation:

Provide compensation opportunities that are competitive in the marketplace.

        To attract and retain executives with the ability and the experience necessary to lead us and deliver strong performance to our stockholders, we strive to provide a total compensation package that is competitive with or superior to total compensation provided by other private and public companies in our industry.

        Although we do not specifically benchmark our compensation levels against a defined peer group, we do consider competitive market pay data important to our compensation decisions. We gather competitive market compensation information from a number of sources:

  •
  Data in proxy statements and other filings from public financial services companies that we believe are comparable to us based on industry classification, revenue and market capitalization; and

  •
  Surveys of comparably sized public and private companies.

        We utilize this data to assess the competitiveness of our compensation packages. Our goal is to ensure that our executives are compensated at levels commensurate with or, for our higher-performing executives, superior to what they could achieve at other similarly situated companies in our industry. For each executive officer, we consider competitive compensation data in concert with:

  •
  Our business need for the executive officer's skills;

  •
  The contributions that the executive officer has made or we believe will make to our success;

  •
  The transferability of the executive officer's managerial skills to other potential employers;

  •
  The relevance of the executive officer's experience to other potential employers, particularly in the payments industry; and

  •
  The readiness of the executive officer to assume a more significant role with another potential employer.

Require performance goals to be achieved in order for the majority of the target pay levels to be earned.

        Our executive compensation program emphasizes pay for performance. Performance is measured based on achievement of the Company goals established by our Board of Directors. These goals are typically related to the annual business plan approved by our Board each year. The goals for our Company and individual measures are established so that target attainment is not assured. The attainment of payment for performance at target or above requires strong Company performance and significant effort on the part of our executives.

Offer the same comprehensive benefits package to all full-time employees.

        We provide a competitive benefits package to all full-time employees that includes health and welfare benefits, such as medical, dental, vision care, disability insurance, life insurance benefits, and a 401(k) savings plan. We have also implemented an employee stock purchase plan. Other than an allowance for the use of private aircraft when travelling on Company business that is given to our CEO, we do not have any structured executive perquisite benefits (e.g., club memberships or company vehicles) for any executive officer, including the named executive officers.

Provide fair and equitable compensation.

        We provide a total compensation program that we believe will be perceived by both our executive officers and our stockholders as fair and equitable. In addition to conducting analyses of market pay levels and considering individual circumstances related to each executive officer, we also consider the pay of each executive officer relative to each other executive officer and relative to other members of our management team. We have designed the total compensation programs to be consistent for our executive management team.

Compensation Consultant

        In late 2010, the Compensation Committee retained Deloitte Consulting LLP ("Deloitte") as its independent compensation consultant to conduct a supplemental compensation review, to benchmark officer compensation against a peer group and to provide guidance to the Compensation Committee on its compensation practices, particularly with respect to long-term incentive compensation, for the named executive officers and other employees. Deloitte billed the Company for an aggregate of $139,541 in consulting fees during the fiscal year ended December 31, 2012.

  Components of our Executive Compensation Programs

        Overall, our executive compensation programs are designed to be consistent with the objectives and principles set forth above. The basic elements of our executive compensation programs are summarized in the table below, followed by a more detailed discussion of each compensation program.

Element	Characteristics	Purpose
Base salary	Fixed annual cash compensation; all executives are eligible for periodic increases in base salary based on performance.	Keep our annual compensation competitive with the market for the skills and experience necessary to meet the requirements of the executive's role with us.
Annual cash bonus awards	Performance-based annual cash incentive earned based on Company performance against target performance levels.

Motivate and reward for the achievement and over-performance of our critical financial and strategic goals. Amounts earned for achievement of target performance levels (which are based on our annual budget) are designed to provide a market-competitive pay package; potential for greater amounts is intended to motivate participants to achieve or exceed our financial performance goals and not to reward participants if our performance goals are not met.

Element	Characteristics	Purpose
Long-term equity incentive plan awards (stock options and restricted stock)	Equity-based awards which increase in value to the extent the price of our Common Stock increases over time.

Align interests of management with stockholders; motivate management to increase the stockholder value of the Company over the long term. Vesting based on continued employment will facilitate retention; vesting based on performance metrics further aligns interest of management with stockholders; provides change in control protection for management.

Employee Stock Purchase Plan	Enables employees to use payroll deductions to purchase shares of our Common Stock at a discounted level.	Align interests of employees and managers with stockholders; motivate employees and management to increase stockholder value.
Retirement savings opportunities	Tax-deferred plan in which all employees can choose to defer compensation for retirement and a plan in which certain executives can choose to defer compensation on a basis that is not tax-qualified.	Provide employees the opportunity to save for their retirement. Account balances are affected by contributions and investment decisions made by the employee.
Health & welfare benefits	Comparable health & welfare benefits (medical, dental, vision, disability insurance and life insurance) are available for all full-time employees.	Provides benefits to meet the health and welfare needs of employees and their families.

        All pay elements are cash-based except for the long-term equity incentive program and the Employee Stock Purchase Plan, which are equity-based. We consider market pay practices and practices of peer companies in determining the amounts to be paid, what components should be paid in cash versus equity and how much of a named executive officer's compensation should be short-term versus long-term.

        In general, compensation or amounts realized by executives from prior compensation from us, such as gains from previously awarded stock options or options awards, are not taken into account in setting other elements of compensation, such as base pay, annual cash bonus awards or awards of stock options or restricted shares under our long-term equity incentive program. With respect to our CEO, we do take into account the significant option grants he received in 2008 when he became our CEO and we have not increased his base salary or made material equity grants to him prior to 2012. With respect to new executive officers, we take into account their prior base salary and annual cash incentive, as well as the contribution expected to be made by the new executive officer, the needs of our business and the role of the executive officer with us. We believe that our executive officers should be fairly compensated each year relative to market pay levels and internal equity among executive officers. Moreover, we believe that our long-term incentive compensation program furthers our significant emphasis on pay for performance compensation.

        To attract and retain executives with the ability and the experience necessary to lead us and deliver strong performance to our stockholders, we provide a competitive total compensation package. Total compensation is broken into three main categories:

  •
  base salary;

  •
  performance-based annual cash bonus awards; and

  •
  long-term incentive equity-based awards.

Base Salary

        We review on an annual basis salary ranges and individual salaries for our executive officers. We establish the base salary for each executive officer based on a review of market pay levels as well as internal factors, such as the individual's performance and experience, and the pay of others on the executive team. We believe a competitive base salary is necessary to attract and retain an executive management team with the appropriate abilities and experience required to lead us. Generally, we seek to target the base salaries of our officers at the 50th percentile of the amounts indicated by the competitive market data for similarly situated persons, although the base salaries for some of our named executive officers trend somewhat higher as a result of negotiations undertaken when they joined the Company, in the case of exceptional performance and competitive market dynamics. In 2012, base salaries accounted for approximately 8.9 - 17.8% of the total compensation of our named executive officers.

        The base salaries paid to our named executive officers are set forth below in the Summary Compensation Table. We believe that the base salaries paid to our executive officers during 2012 achieved our executive compensation objectives, compare favorably to the base salaries paid by other financial services companies and are consistent with our emphasis on pay for performance.

Cash Incentive Awards

        On an annual basis, the Compensation Committee adopts an employee bonus program in which our executives participate. The bonus program provides a financial incentive to our executive officers and other employees to drive long-term growth and recurring profitability for the Company. In order to be eligible for a bonus award under the plan, each eligible employee must have received a minimum individual performance rating by his or her direct supervisor (or, in the case of the Chief Executive Officer, by the Board of Directors) and must be employed by the Company at the time the annual bonuses are paid. If the executive's employment began after January 1 of the current plan year his or her potential bonus will generally be prorated over a 12-month period of time.

        Under our annual executive bonus program, each executive is assigned a target bonus level expressed as a percentage of his or her base salary. For 2012, the target bonus levels for our employees ranged from 100% for our CEO to 15% for our director-level executives. The target bonus levels established in 2012 for our named executive officers were as follows:

Officer	Target Bonus
Chief Executive Officer	100% of Base Salary
Chief Financial Officer	70% of Base Salary
President	70% of Base Salary
Executive Vice President of Online Business Development	70% of Base Salary
Executive Vice President, General Counsel and Secretary	50% of Base Salary

        Generally, our goal is to establish bonus opportunities for the executives that direct their total cash compensation to between the median and 75th percentile of cash compensation seen in the competitive market data, although this level can be exceeded in the case of executive officers who negotiated higher levels of compensation when they joined the Company and due to competitive factors.

        Payout of the target level bonus is conditioned upon the Company achieving the corporate performance objectives set for each annual period. During 2012, we used only one financial performance metric, earnings per fully-diluted share before interest, taxes, depreciation and amortization, adjusted for stock-based compensation and non-recurring gains and losses, or Adjusted EPS, to determine whether our executives are entitled to their target bonus (we reconcile "adjusted net income" to the net income we calculate in accordance with generally accepted accounting principles in the Selected Financial Data that appears in the Annual Report on Form 10-K that we file with the Securities and Exchange Commission). We chose Adjusted EPS as the single performance metric because we believe it appropriately emphasizes creating long-term stockholder value through both top line revenue growth as well as profitability. We believe that basing payment of the bonuses on Adjusted EPS targets creates incentives for the executive officers to grow the Company's customers and revenue while at the same time ensuring that the Company maintains strict cost control and the Company's growth is profitable. Under the bonus program, the Compensation Committee has the power to determine Adjusted EPS in its sole discretion and make adjustments up or down to reflect restructurings, extraordinary or non-recurring items, discontinued operations, the cumulative effects of accounting changes and such other factors as the Committee may deem relevant. Adjusted EPS is calculated after giving effect to the earnings expense associated with the annual bonus payments.

        In addition to setting a target Adjusted EPS at which employees will receive their target bonus payouts, the Compensation Committee also sets a minimum Adjusted EPS threshold, below which employees will receive no payout, and a maximum Adjusted EPS target, at or above which employees may receive more than their target bonuses. Depending upon whether the Company falls short of, meets or exceeds the target Adjusted EPS under the bonus program, employees can earn more or less than their target bonus amounts. For 2012, target Adjusted EPS was $0.57 and the potential bonus payouts under various scenarios were as follows:

Adjusted EPS Performance	Adjusted EPS Target	Cash Bonus Payout
Below Threshold	Less than $0.51	No payout
Between Threshold and Target	$0.51 - $0.56	Pro-rated starting at 50% of Target
At Target	$0.57	100% of target bonus
At or above Target	$0.58 - $0.65	Pro-rated starting at 100% of Target, capped at 150% of Target

        Annual cash incentive awards are determined at year-end based upon our performance against the annual Adjusted EPS target. Our Compensation Committee reviews and recommends the final bonus payout amounts. Our Compensation Committee and our Board of Directors may make bonus payouts at levels higher or lower than the amounts derived through the application of the formula described above and may modify or terminate the annual bonus program at any time.

        For 2012, our Adjusted EPS was $0.58, resulting in a suggested payout percentage of 108.5% of target. The Compensation Committee did not make any upward or downward adjustment to this amount. The cash bonuses paid to our named executive officers are set forth below in the Summary Compensation Table. See "—Summary of Compensation." We believe that the cash bonuses paid to our executive officers in respect of 2012 achieved our basic executive compensation objectives and were consistent with our emphasis on pay for performance.

        The payment of bonuses in 2012 was also conditioned upon the Company managing at least 1,000,000 ninety-day active cards using direct deposit as the end of 2012 in order to emphasize the importance of growing this portion of our customer base. We closed the year with 1,082,000 cards qualifying under this metric.

Long-term Equity Incentive Compensation

        We award long-term equity incentive grants to executive officers, including the named executive officers, as part of our total compensation package. These awards are consistent with our pay for performance principles and are intended to align the interests of the executive officers with the interests of our stockholders. The Compensation Committee reviews the amount of each award to be granted to each named executive officer. Long-term equity incentive awards are made pursuant to our 2004 Plan. Generally, we make annual grants of equity-based awards to our executives at the first meeting of the Compensation Committee held in a given year.

        Our long-term equity incentive compensation has historically been primarily in the form of options to acquire our Common Stock (with awards of restricted stock also being used in some instances). The value of the stock options awarded is dependent upon the performance of our Common Stock. The Compensation Committee and management believe that stock options are an appropriate vehicle to provide long-term incentive compensation to our executive officers.

        Our long-term equity incentive grants to executive officers generally fall into three categories: standard time-based awards, performance-based awards and event-based awards.

  •
  Time-based awards are earned on the basis of continued service to us and generally vest over four years, with one fourth vesting one year after the vesting measurement date (typically the grant date) and one fourth vesting on each of the next three anniversary dates of the vesting measurement date. The Compensation Committee does not retain the discretion to adjust the vesting provisions of time-based awards.

  •
  Performance-based awards are earned on the basis of two conditions: a performance-based vesting condition and, to the extent the performance-based condition is met, a time-based vesting condition in which one fourth vests each year following the date of grant if the executive remains continuously employed through the applicable vesting date. Historically, the performance-based vesting conditions were generally achieved upon one of the following events: a change in control (as defined in the 2004 Plan) prior to a certain date; a change in control where certain equity value targets were met; the achievement of certain equity value targets; or the achievement of a certain level of Adjusted EBITDA. In the event a performance hurdle has not occurred on or prior to the sixth anniversary of the vesting measurement date, all or a portion of the award could become vested on the sixth anniversary of the vesting measurement date subject to continued employment through such date. The performance-based restricted stock awards granted in 2012 require that the Company exceed certain adjusted net income hurdles in 2015.

  •
  Event-based awards have historically been earned in two tranches: 67% of the award vests in equal annual installments on each of the first four anniversaries of the vesting measurement date and 33% of the award vests upon the earlier of a change in control of the Company or the second anniversary of the closing of an initial public offering (the Company's initial public offering closed on October 22, 2010), in each case subject to continued employment through the applicable vesting date. The Company did not grant any event-based awards in 2012.

See "—Employment Agreements, Severance Benefits and Change in Control Provisions" for a discussion of the change in control provisions related to stock options and restricted stock awards.

        Stock option awards provide our executive officers with the right to purchase shares of our Common Stock at a fixed exercise price for a period of up to ten years. The exercise price of each stock option granted prior to the Company's initial public offering, with the exception of a July 2010 grant to our President with an exercise price based upon a negotiated employment agreement, was based on the fair market value of our Common Stock on the grant date as determined by our Board of Directors. Options granted after our initial public offering were granted with an exercise price equal to the fair market value of our Common Stock on the date of grant, with fair market value being defined as the closing price of our Common Stock on that date. All of the options granted in 2012 were time-based and priced at the closing price of our Common Stock on their date of grant.

        Restricted stock awards are shares of Common Stock that are issued to our executive officers and employees that cannot be sold or otherwise transferred prior to their vesting date. Generally, any portion of the award that is not vested prior to the termination of an employee's termination of employment is subject to forfeiture. The vesting of the time-based restricted stock awards made in 2012 is subject to acceleration in the event of the death or disability of the holder thereof. If we declared a dividend on our Common Stock, the holder of a restricted stock award would also receive that dividend, although dividends received on an unvested restricted award would be held in a suspense account until the shares vest and would be forfeited if the underlying award was forfeited.

        Individual determinations are made with respect to the number of stock options or restricted stock awards to be granted to our executive officers and other senior employees. In making these determinations, we consider our performance relative to the financial and strategic objectives set forth in the annual business plan, the individual performance of each executive officer, each executive officer's base salary and target bonus amount and the market pay levels for the executive officer. Generally, our equity-based awards are intended to bring the total compensation of our officers to the 75th percentile of the total compensation levels seen in our market surveys, although the total compensation paid to some of our named executive officers tends to exceed this benchmark given their importance to the success of the Company.

        Generally, we do not (other than in the case of our CEO) consider an executive officer's stock holdings or previous stock option grants in determining the number of stock options or restricted stock awards to be granted. We believe that our executive officers should be fairly compensated each year relative to market pay levels of our peer group and relative to our other executive officers. Moreover, we believe that our long-term incentive compensation program furthers our significant emphasis on pay for performance compensation. We do not have any requirement that executive officers hold a specific amount of our Common Stock or stock options.

        The Compensation Committee is the plan administrator for our 2004 Plan.

        For accounting purposes, we apply the guidance in Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718, to record compensation expense for our stock option grants. ASC Topic 718 is used to develop the assumptions necessary and the model appropriate to value the awards as well as the timing of the expense recognition over the requisite service period, generally the vesting period, of the award.

Equity Grants in 2012

        In early 2012, the Compensation Committee determined that the 2012 annual equity incentive grants would be made in the form of time-based options and time-based restricted stock awards, with the estimated intrinsic value of each executive's awards being split evenly between the two award types. The Compensation Committee chose this approach to increase the retention value of the Company's annual incentive grants because restricted stock awards generally always have some level of value whereas options can lose their entire value if our share price declines.

        In April 2012, the Compensation Committee reviewed the performance-based stock option granted to our CEO in 2008 and determined that the time-based portion of this award (608,646 shares; vesting February 7, 2014) should be amended to provide that this portion of the award would vest if his employment was terminated by the Company without cause or by him for good reason following, in each case, a change in control of the Company (each, a "Qualifying Termination") in order to conform this award to the time-based option awards held by the other executive officers of the Company.

        In October 2012, the Compensation Committee noted that with the equity grants made in connection with the Company's initial public offering and certain performance options granted in 2008 due to vest in the relatively short term, many of the Company's key executives would have the majority of their equity awards vested by March 2013. To address the retention issue that would otherwise result, the Committee determined to grant performance-based awards of restricted stock that would only vest if the Company achieved certain adjusted net income targets in 2015, with the targets being set so as to require significant growth over the amount of adjusted net income expected for 2012. The grant date value of the awards was determined by reference to the participating executive's base salary with the awards made to senior employees having an implied value between 100 - 375% of the employee's base salary. The Compensation Committee retains the discretion to reduce, but not increase, the amount of any performance-based award that would otherwise vest pursuant to the application of the formula used to calculate the Company's 2015 adjusted net income.

        Also in October 2012, the Committee authorized the granting of a time-based restricted stock award to the Company's Executive Vice President, Online Business Development in order to incent her not to accept an offer from an alternative employer.

Revision to CEO Severance

        In April 2012, the Compensation Committee decided to amend the CEO's employment contract to provide that the amount payable to him would increase from one to two times his base salary plus target annual bonus in the event of any Qualifying Termination in order to more closely conform this arrangement to prevailing industry practices.

Other Benefits

Retirement savings opportunities

        All of our employees, subject to certain age and length of service requirements, may participate in the NetSpend Corporation 401(k) Plan (the "401(k) Plan"). Generally, each employee may make pre-tax contributions of up to 100% of their eligible earnings up to the current Internal Revenue Service annual pre-tax contribution limits. We provide this plan to help employees save some of their cash compensation for retirement in a tax efficient manner. We also make matching contributions equal to 100% of the first 3% of the eligible earnings that an employee contributes to the 401(k) Plan and 50% of the next 2% of the eligible earnings that an employee contributes. We also have the ability to make certain discretionary contributions under the 401(k) Plan, although we have not done so in the past. See "—Employee Benefit Plans—401(k) Plan" below for a complete description of the 401(k) Plan.

        In 2009, we adopted the NetSpend Holdings, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan"). The purpose of this plan is to attract and retain key employees by providing them with an opportunity to defer receipt of a portion of their salary, bonus and other specified compensation. We do not match any contributions made by eligible employees to the Deferred Compensation Plan, but we do have the ability to make discretionary contributions to the Deferred Compensation Plan which may be credited to any participant. We have not made any discretionary contributions to this plan in the past. Mr. Henry was the only one of our named executive officers to participate in the Deferred Compensation Plan in 2012. See "—Employee Benefit Plans—Deferred Compensation Plan" below for a complete description of the Deferred Compensation Plan.

Employee Stock Purchase Plan

        In April 2012, the stockholders of the Company approved the NetSpend Holdings, Inc. 2012 Employee Stock Purchase Plan (the "ESPP"). The purpose of this plan is to align interests of employees and managers with stockholders and motivate employees and management to increase stockholder value. Subject to certain limitations, the ESPP enables eligible employees to utilize after-tax payroll deductions to purchase shares of Company's common stock at the lesser of 85% of its fair market value on the first or last business day of each quarterly purchase period. This plan was suspended after the first quarter of 2013. A total of 2,000,000 of the Company's treasury shares have been reserved for issuance under the ESPP.

Health and welfare benefits

        All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.

Stock Ownership Guidelines

        Stock ownership guidelines have not been implemented by the Compensation Committee for our executive officers. We will continue to periodically review best practices and re-evaluate our position with respect to stock ownership guidelines.

Tax Deductibility of Executive Compensation

        Limitations on deductibility of compensation may occur under Section 162(m) of the Internal Revenue Code of 1986 (the "Code"), which generally limits the tax deductibility of compensation paid by a public company to its Chief Executive Officer and certain other highly compensated executive officers to $1 million in the year the compensation becomes taxable to the executive officer. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements. Generally, the limitations imposed by Section 162(m) have not materially limited the deductibility of the compensation paid to our executives in the past.

Summary of Compensation

        The following table sets forth certain information with respect to compensation for the years ended December 31, 2010, 2011 and 2012 earned by or paid to our Chief Executive Officer, our principal financial officer, and our three other most highly compensated executive officers, which are referred to as the "named executive officers".

Name and principal position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards(3)	Non-equity incentive plan compensation(4)	Nonqualified deferred compensation earnings(5)	All other compensation(6)	Total
Daniel R. Henry	2012	401,500	—	1,599,000	—	435,628	139,075	9,110	2,584,313
Chief Executive Officer	2011	401,500	—	—	—	281,050	—	362,708	1,045,258
	2010	401,500	—	—	—	595,147	—	186,340	1,182,987
George W. Gresham(7)	2012	360,500	—	2,603,682	742,478	272,471	—	9,110	3,988,241
Chief Financial Officer	2011	350,000	—	—	1,568,000	171,500	—	9,911	2,099,411
	2010	226,827	201,357	—	2,087,000	211,847	—	4,404	2,731,435
Charles J. Harris(8)	2012	360,500	—	2,048,467	742,478	272,471	—	110	3,424,026
President	2011	350,000	—	—	1,568,000	171,500	—	111	2,089,611
	2010	175,000	121,792	2,868,125	1,781,500	151,319	—	59	5,097,795
Steven F. Coleman(9)	2012	309,000	—	1,010,778	200,069	166,819	—	54,007	1,740,673
Executive Vice President,	2011	160,192	—	—	902,000	75,000	—	27,068	1,164,260
General Counsel and Secretary	2010	—	—	—	—	—	—	—	—
Anh Hatzopoulos	2012	362,045	25,000	3,266,236	133,379	273,638	—	10,110	4,070,408
Executive Vice President of	2011	351,500	25,000	—	235,200	172,235	—	9,911	793,846
Online Business Development	2010	351,500	50,000	—	1,084,500	364,722	—	1,312	1,852,034

(1)
For 2010, 2011 and 2012, the amounts shown represent discretionary bonuses paid to Ms. Hatzopoulos based on her performance in the prior year, as provided by her offer letter. For 2010, these amounts represent a signing bonus paid to Mr. Gresham and relocation bonuses paid to Messrs. Gresham and Harris.

(2)
The amounts in this column represent the grant date fair value of restricted stock awards granted in July 2010 (Mr. Harris) and February 2012 based on the executive's performance in the prior year. The amounts shown for 2012 also reflect the granting of performance-based and retention awards in October 2012. All of the awards were valued in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 718. Under SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service and performance-based vesting conditions. The grant date fair value of restricted stock awards is calculated using the fair market value of the Company's Common Stock on the date of grant. For awards granted prior to our initial public offering, fair market value was determined by our Board of Directors. For additional information, see Note 12 to our consolidated financial statements for the year ended December 31, 2012. These amounts do not correspond to the actual value that will be recognized by the executive.

(3)
The amounts in this column represent the grant date fair value of stock option awards, calculated in accordance with ASC Topic 718. Under the applicable SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The grant date fair value of stock option awards is calculated using the Binomial Lattice model. For additional information, see Note 12 to our consolidated financial statements for the year ended December 31, 2012. These amounts do not correspond to the actual value that will be recognized by the executive.

(4)
The amounts in this column represent the amounts received under our annual Bonus Plan. For additional information, please see "—Compensation Discussion and Analysis—Components of our Executive Compensation Programs—Cash Incentive Awards."

(5)
Represents earnings on contributions made to the Company's Deferred Compensation Plan in excess of the applicable federal long-term rate, with compounding (as prescribed under section 1274(d) of the Internal Revenue Code).

(6)
Includes matching contributions under our 401(k) Plan, premiums for group term life insurance policies maintained for the benefit of the named executives, dividend equivalent payments, rental reimbursements and tax-gross ups. For 2012, the Company made 401(k) matching contributions for each of Messrs. Henry ($9,800), Gresham ($9,800) and Coleman ($7,057) and Ms. Hatzopoulos ($10,000). The Company paid $110 for life insurance premiums for each of the named executive. For Mr. Henry, the amounts shown also include dividend equivalents of $352,797 paid in 2011. We also reimbursed Mr. Henry for $448,726 of expenses related to his use of private aircraft when travelling on company business, $276,117 of which was paid to companies owned by him for the use of their aircraft. For Mr. Coleman, the amount shown represents the reimbursement of $32,460 related to the rental of an apartment in Austin, Texas and $14,380 of associated tax gross-ups.

(7)
Mr. Gresham became our Chief Financial Officer in May 2010.

(8)
Mr. Harris became our President in July 2010.

(9)
Mr. Coleman became our General Counsel in June 2011.

Grants of Plan-Based Awards

        The following tables set forth certain information with respect to grants of plan-based awards for the year ended December 31, 2012 to the named executive officers.

								All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(1)					Exercise or Base Price of Option Awards ($/Share)
											Grant Date Fair Value of Stock and Option Awards(4)
	Grant Date
Name		Threshold	Target	Maximum	Threshold	Target	Maximum
Daniel R. Henry	02/09/12	$200,750	$401,500	$602,250	—	—	—	—	—	—	—
	10/29/12	—	—	—	60,000	120,000	150,000	—	—	$10.66	$1,599,000
George W. Gresham	02/09/12	$126,175	$252,350	$378,525	—	—	—	75,480	154,041	$8.75	$1,402,928
	10/29/12	—	—	—	72,917	145,834	182,292	—	—	$10.66	$1,943,232
Charles J. Harris	02/09/12	$126,175	$252,350	$378,525	—	—	—	75,480	154,041	$8.75	$1,402,928
	10/29/12	—	—	—	52,083	104,166	130,208	—	—	$10.66	$1,388,017
Steven F. Coleman	02/09/12	$77,250	$154,500	$231,750	—	—	—	20,339	41,508	$8.75	$378,035
	10/29/12	—	—	—	31,250	62,500	78,125	—	—	$10.66	$832,812
Anh Hatzopoulos	02/09/12	$126,716	$253,432	$380,147	—	—	—	—	—	—	—
	02/10/12	—	—	—	—	—	—	13,559	27,672	$8.80	$252,698
	10/29/12	—	—	—	52,083	104,166	130,208	165,000	—	$10.66	$1,388,017

(1)
Represents performance-based restricted stock awards. The shares shown may not be sold or otherwise transferred until they vest. The vesting of the shares shown is conditioned upon the Company's 2015 adjusted net income equaling or exceeding certain specified targets and the holder remaining in the employ of the Company through the applicable vesting date.

(2)
Represents time-based restricted stock awards. The shares shown may not be sold or otherwise transferred until they vest. The shares will vest in four equal installments on the four succeeding anniversaries of their date of grant, subject to the holder's continued employment with the Company or an affiliate of the Company through the applicable vesting date. The vesting of the award is subject to acceleration in the event of the death or disability of the holder.

(3)
The stock options shown vest and may be exercised, in whole or in part, in four equal installments on each of the four succeeding anniversaries of their date of grant, subject to the holder's continued employment with the Company or an affiliate of the Company through the applicable vesting date. Additionally, in the event of a change in control of the Company, 25% of the awards will vest immediately, subject to the holder's continued employment with the Company or an affiliate of the Company through the date of the change in control.

(4)
The amounts in this column represent the grant date fair value of equity awards granted in 2012, calculated in accordance with ASC Topic 718. Under the applicable SEC rules, the amounts shown exclude the impact of estimated forfeitures related to performance or service-based vesting conditions. The grant date fair value of these awards is calculated using the Binomial Lattice model. For additional information, see Note 12 to our consolidated financial statements for the year ended December 31, 2012. These amounts do not correspond to the actual value that will be recognized by the executive.

        Our 2004 Plan generally provides that 25% of each unvested stock option, excluding performance based options, will automatically vest upon the occurrence of a change in control. Our options have this feature to enhance their retentive effect in the event a strategic transaction involving the Company were to be announced. In addition, the options held by our named executive offices provide that if, in connection with a change in control of the Company, any unvested portion of their time-based equity awards is not assumed by, or substituted for, a new award covering the stock of the successor or purchasing company, or a parent or subsidiary thereof, 100% of such unvested portion will vest upon the consummation of the change in control. Further, if, in connection with or during the 12-month period immediately following the consummation of a change in control of the Company, the further employment of the holder is terminated by the Company or an affiliate of the Company, for any reason other than for (a) cause or (b) disability, or if, during the same 12-month period, the holder terminates his or her employment with the Company or an affiliate of the Company for good reason, 100% of the existing award or any new award, as applicable, will vest immediately. In connection with the negotiation of his employment agreement, Mr. Harris received a time-based restricted stock award (401,500 shares) that provides that 50% of the award will vest upon a change of control of the Company.

Employment Agreements, Severance Benefits and Change in Control Provisions

        We have entered into management employment agreements with each of our named executive officers. Each of these agreements provides for certain severance payments and some provide for change in control payments. These arrangements were designed to ensure retention of our senior executive team. Details of each named executive officer's employment agreement and severance arrangement, including estimates of amounts payable under certain circumstances if the executive's employment is terminated or we experience a change in control, are described below. Although we believe these arrangements are an important feature to ensure the focus and retention of our executives, our Board of Directors and Compensation Committee do not consider them to be material factors in the determination of the executives' overall compensation.

Employment Agreements

Named Executive Officers

        Daniel R. Henry.    Mr. Henry's current annual base salary is $401,500, and his maximum bonus under our executive bonus program is 150% of his annual base salary. Mr. Henry's employment is at will and may be terminated at any time, with or without formal cause. As discussed in "—Severance Benefits and Change in Control Provisions" below, if the employment of Mr. Henry is terminated under certain circumstances, we have agreed to make certain severance payments and provide him with certain benefits.

        George W. Gresham.    Mr. Gresham was appointed as our Chief Financial Officer in May 2010. Mr. Gresham's employment agreement provides that his annual base salary will be at least $350,000 (his base salary for 2012 was $360,500), and his maximum bonus under our executive bonus program is 105% of his annual base salary. Mr. Gresham's employment is at will and may be terminated at any time, with or without formal cause. As discussed in "—Severance Benefits and Change in Control Provisions" below, if the employment of Mr. Gresham is terminated under certain circumstances, we have agreed to make certain severance payments and provide him with certain benefits.

        Charles J. Harris.    Mr. Harris was appointed as our President in July 2010. Mr. Harris's annual base salary in 2012 was $360,500, and his maximum bonus under our executive bonus program is 105% of his annual base salary. Mr. Harris' employment is at will and may be terminated at any time, with or without formal cause. As discussed in "—Severance Benefits and Change in Control Provisions" below, if the employment of Mr. Harris is terminated under certain circumstances, we have agreed to make certain severance payments and provide him with certain benefits.

        Steven F. Coleman.    Mr. Coleman became our General Counsel in June 2011 and his annual base salary was $309,000 for 2012. Pursuant to his employment agreement, his maximum annual bonus is 75% of his annual base salary. Mr. Coleman's employment is at will and may be terminated at any time, with or without formal cause. As discussed in "—Severance Benefits and Change in Control Provisions" below, if the employment of Mr. Coleman is terminated under certain circumstances, we have agreed to make certain severance payments and provide him with certain benefits.

        Anh Hatzopoulos.    Ms. Hatzopoulos' annual base salary for 2012 was $362,045, and her maximum bonus under our executive bonus program is 105% of her annual base salary. In addition, Ms. Hatzopoulos was eligible to receive a special bonus of up to $75,000 upon the achievement of certain sales goals during 2011 and the Company paid her $25,000 in March 2012 pursuant to this arrangements. Ms. Hatzopoulos' employment is at will and may be terminated at any time, with or without formal cause. As discussed in "—Severance Benefits and Change in Control Provisions" below, if the employment of Ms. Hatzopoulos is terminated under certain circumstances, we have agreed to make certain severance payments and provide her with certain benefits.

Severance Benefits and Change in Control Provisions

        The following description of the severance benefits and change in control provisions applicable to our named executive officers is only a general description of their existing arrangements. For a description of the specific arrangements negotiated in connection with the proposed merger (the "Merger") between the Company and General Merger Sub, Inc., a wholly-owned subsidiary of Total System Services, Inc., see the Preliminary Proxy Statement on Schedule 14A filed by the Company with the Securities Exchange Commission on March 8, 2013, as amended by Amendment No. 1 filed with the Commission on March 26, 2013 and as amended by Amendment No. 2 filed with the Commission on April 18, 2013.

Termination by us without cause, or termination by named executive officer for good reason

        Our management employment agreements typically provide that if we terminate a named executive officer's employment other than for cause, or if a named executive officer terminates his or her employment for good reason, the named executive officer is entitled to severance payments (less applicable withholding taxes) equal to:

  •
  with respect to Mr. Henry, an amount equal to 200% of his annual base salary, payable in one lump sum, plus the amount of any accrued but unpaid bonus in respect of the fiscal year ending prior to the fiscal year in which his termination date falls (payable when the Company generally pays bonuses to its executives for such prior year);

  •
  with respect to Messrs. Gresham and Harris, an amount equal to 100% of their annual base salary, payable over the 12-month period following the date of termination of their employment, plus the amount of any accrued but unpaid bonus in respect of the prior fiscal year and their target bonus for the current fiscal year in which they are terminated; and

  •
  with respect to Mr. Coleman and Ms. Hatzopoulos, an amount equal to 100% of their annual base salary, payable over the 12-month period following the date of termination, and any accrued but unpaid bonus in respect of the fiscal year ending prior to the fiscal year in which their termination date falls (payable when the Company generally pays bonuses to its executives for such prior year) and a pro-rated portion (based on the number of months elapsed in the fiscal year in which they are terminated prior to their termination (including the month of their termination)) of the actual bonus they would have received had they remained employed for the entire year, such amount to be paid when the Company pays annual bonuses to its executives generally.

        In addition, upon any such termination, all our named executive officers would receive payments related to their accrued and unpaid expenses, salary and benefits. The named executive officers are also entitled to contributory payments towards their health coverage under COBRA for up to 18 (12 months for Messrs. Gresham, Harris and Coleman and Ms. Hatzopoulos) months following the termination of their employment. Mr. Henry's employment agreement also provides that, in the event any payment or benefit received by Mr. Henry in connection with a termination of his employment would constitute a "parachute payment" within the meaning of Internal Revenue Code Section 280G or any similar or successor provision to 280G, then we will reimburse Mr. Henry on a "grossed-up" basis for any income taxes attributable to Mr. Henry by reason of such payment or reimbursements, subject to a cap of $1.5 million.

        The foregoing payments and benefits are subject to perpetual confidentiality obligations and the execution of a general release by the named executive officers. The payments and benefits are also subject to covenants not to compete with us, covenants not to solicit our employees and covenants not to solicit our customers or suppliers, in each case for a period of one year following termination and, in the case of Ms. Hatzopoulos, subject to certain exceptions based on applicable California law. In addition, in the case of all of our named executive officers other than Mr. Henry, their severance payments are subject to a post-termination one-year covenant not to furnish any services similar to those furnished to us during such named executive officer's tenure with us to any of our customers or accounts. Each management employment agreement contains customary provisions which allow for the waiver of the terms and conditions thereof only by a written instrument signed by the party waiving compliance.

        "Cause" is generally defined under the management employment agreements to include:

  •
  the commission of a felony or other offense involving moral turpitude or any crime relating to such named executive officer's employment;

  •
  a material violation of such named executive officer's employment agreement which is not cured within the applicable cure period (from 14 to 20 days) following reasonable notice of such violation;

  •
  the commission of an act of fraud, theft or personal dishonesty with regard to the Company;

  •
  the failure the named executive officer to perform their duties or the performance of such duties in a grossly negligent manner or with willful malfeasance;

  •
  the repeated failure to observe material policies which apply to our executives; and

  •
  the violation of any state or federal law relating to sexual harassment or age, sex or other prohibited discrimination.

        "Good reason" is generally defined under the management employment agreements to include a violation of such employment agreement by us in a material respect (including in the case of Mr. Gresham, a requirement that he report to a person other than a chief executive officer who reports directly to the Company's Board of Directors), a material reduction in the executive's responsibilities (including in the case of Mr. Henry a failure to elect him to our Board of Directors) and a sale or transfer of all or substantially all of our assets to another entity that does not assume our obligations under such employment agreement, in each case subject to a 30-day cure period.

        The following table summarizes the potential maximum payments that the named executive officers would have been entitled to receive if their employment had been terminated by us without cause, or by the named executive officers for good reason (or, in the case of Mr. Henry, by reason of his death or disability), on December 31, 2012 prior to any change in control. The amounts reflected in the table assume (i) that there were no accrued and unpaid expenses, salary, bonus or benefits for any named executive officer (ii) that bonuses for 2012 were accrued at 100% of target, and (iii) compliance with all conditions relating to the receipt and/or continued receipt of such payments and benefits.

Name	Base Salary	Bonus	Equity Acceleration	Benefits(1)	Total
Daniel R. Henry	$803,000	—	—	$15,120	$818,120
George W. Gresham	$360,500	$252,350	—	$10,080	$622,930
Charles J. Harris	$360,500	$252,350	—	$10,080	$622,930
Steven F. Coleman(2)	$309,000	$154,500	—	$10,080	$473,580
Anh Hatzopoulos(2)	$362,045	$253,432	—	$10,080	$625,557

(1)
Amount shown represents the Company's contribution to the premium cost for the employee's COBRA coverage for 12 months following the assumed termination date (18 months with respect to Mr. Henry).

(2)
Mr. Coleman's and Ms. Hatzopoulos' employment agreements provides that they are entitled to a pro-rated portion of their actual bonus, such amount to be paid when the Company pays annual bonuses to its executives generally. The amount shown does not reflect the actual bonuses paid to Mr. Coleman and Ms. Hatzopoulos in respect of 2012.

Termination by us for cause or by named executive officer for other than good reason, death or disability

        We are not obligated to make any cash payment or provide any benefit to our named executive officers if their employment is terminated by us for cause or by the named executive officer without good reason, other than the payment of accrued and unpaid expenses, salary and benefits and, in the case of Mr. Henry, any accrued and unpaid bonus for the fiscal year preceding the year of his termination.

        Other than with respect to Mr. Henry, we are not obligated to make any cash payment or provide any benefit to our named executive officers if their employment is terminated due to their death or disability, other than the payment of accrued and unpaid expenses, salary and benefits.

        Each of our named executive officers (other than Mr. Henry) received a time-based restricted stock award in 2012 (two awards with respect to Ms. Hatzopoulos). Generally, these awards vest in equal annual installments on the four succeeding anniversaries of their date of grant. The vesting of these awards is subject to acceleration in the event of the death or disability of the holder. The following table summarizes the value (based on the closing price of our Common Stock on December 31, 2012 ($11.82)) of the restricted stock awards that would have vested on December 31, 2012 in the event of the death or disability of the executives shown on that date:

Name	Number of Time-Based Restricted Shares Held	Equity Acceleration
Daniel R. Henry	—	—
George W. Gresham	75,480	$892,174
Charles J. Harris	75,480	$892,174
Steven F. Coleman	20,339	$240,407
Anh Hatzopoulos	178,559	$2,110,567

Change in Control Payments

        Employment Agreements.    Upon a change in control, the employment agreements of the named executive officers generally do not provide for termination or severance benefits or payments in addition to those described above. However, in the event of termination without cause or termination for good reason in connection with, or within 12 months following, a change in control, Ms. Hatzopoulos is entitled to receive an amount equal to 70% of her annual base salary, payable in one lump sum, in lieu of the pro-rata bonus that would be payable for the then-current fiscal year if such termination had not been in connection with a change in control. The severance payments and benefits payable to Ms. Hatzopoulos upon such a termination are subject to the same covenants described above regarding the severance payments and benefits payable in connection with a termination prior to a change in control.

        Equity Award Agreements.    In addition to the foregoing payments pursuant to the named executive officers' employment agreements, certain of the stock options held by them as of December 31, 2012 provided for accelerated vesting in connection with a change in control. In addition, Mr. Henry and Ms. Hatzopoulos held performance-based options that provided that the vesting of the options was subject to acceleration in connection with a change of control that met or exceeded certain valuation hurdles. The equity incentive awards held by our named executive officers as of December 31, 2012 provide for a number of variations with regard to the acceleration of vesting, all as set forth below:

  •
  Mr. Harris has been granted a restricted stock award (401,250 shares; granted July 1, 2010; generally vesting 25% per year) which provides that, in the event of a change in control, 50% of the shares subject to the award (200,625 shares) will immediately vest, subject to Mr. Harris' continued employment with the Company or an affiliate of the Company through the date of the change in control. Because 50% of this award has already vested, the remaining shares subject to this award will vest in their entirety upon any change of control.

        Time-based stock option awards provide for two variations of acceleration upon a change in control:

  •
  Messrs. Henry (608,646 shares @ $3.53 per share, granted March 11, 2008; vesting February 5, 2014), Gresham (335,000 shares @ $3.78 per share; granted May 7, 2010; generally vesting 25% per year; 150,000 shares @ $11.00 per share; granted October 19, 2010; generally vesting 25% per year; 200,000 shares @ $14.80 per share; granted February 16, 2011; generally vesting 25% per year; and 154,041 shares @ $8.75 per share; granted February 9, 2012; generally vesting 25% per year), Harris (200,000 shares @ $14.80 per share; granted February 16, 2011; generally vesting 25% per year; and 154,041 shares @ $8.75 per share; granted February 9, 2012; generally vesting 25% per year), and Coleman (200,000 shares @ $8.63 per share; granted June 20, 2011; generally vesting 25% per year and 41,508 shares @ $8.75 per share; granted February 9, 2012; generally vesting 25% per year) and Ms. Hatzopoulos (100,000 shares @ $3.47 per share (75,000 shares exercised); granted February 5, 2009; generally vesting 25% per year; 301,500 shares (150,750 shares exercised) @ $3.78 per share; granted April 20, 2010; generally vesting 25% per year; 30,000 shares @$14.80 per share; granted February 16, 2011; generally vesting 25% per year; and 27,672 shares @ $8.80 per share; granted February 10, 2012; generally vesting 25% per year), have been granted awards that provide that (i) 25% of the awards immediately vest upon a change in control and (ii) 100% of the awards vest if there is a change in control and (A) the award is not assumed by the acquiring entity or the holder does not receive new options from such entity in connection with the change in control or (B) the award is assumed or substituted by the acquiring entity and the named executive officer is terminated other than for cause, disability or death or resigns for good reason within 12 months following the change in control; and

        Performance-based option awards provide for two variations of acceleration upon a change in control:

  •
  Ms. Hatzopoulos (200,000 shares @ $3.45 per share; granted May 8, 2008; time-based vesting over four years) has been granted an award that is not exercisable unless the Company achieves certain performance conditions in addition to the time-based vesting requirements. The performance condition would have been satisfied when our equity was valued, whether in connection with the consummation of a change in control or otherwise, at $1.3 billion or more. This option vested in its entirety in 2013 because an EBITDA-based performance condition was satisfied in 2012.

  •
  Mr. Henry has been granted an option award (3,043,231 shares @ $3.53 per share; granted March 11, 2008; time-based vesting schedule completed) that is not exercisable unless certain performance-based conditions are satisfied. 40% of these conditions have been achieved and the conditions related to an additional 40% of the option will be achieved in 10% increments when our equity is valued, whether in a change of control transaction or otherwise, at (1) $1.395 billion, (2) $1.534 billion, (3) $1.674 billion or (4) $1.813 billion and the final 20% (and thus 100% in the aggregate) when our equity is valued at $2.441 billion. In the event that these valuation levels have not been achieved on or before February 5, 2014, the 20% of the option associated with the $2.441 billion valuation hurdle will vest on that date, subject to the holder's continued employment with the Company or an affiliate of the Company through such date. The vesting of the final 20% (608,646 shares) of this option is subject to acceleration in the event of a change in control as described above.

        Time-based restricted stock awards provide for accelerated vesting upon a change in control if (A) the award is not assumed by the acquiring entity or the holder does not receive new options from such entity in connection with the change in control or (B) the award is assumed or substituted by the acquiring entity and the named executive officer is terminated other than for cause or resigns for good reason within 12 months following the change in control. The vesting of time-based restricted stock awards is subject to acceleration in the event of the death or disability of the holder of the award. Each of Messrs. Gresham (75,480 shares), Harris (75,480 shares) and Coleman (20,339 shares) and Ms. Hatzopoulos (178,559 shares) held time-based restricted stock awards at the end of 2012. Absent any acceleration of vesting associated with a change of control or the holder's death or disability, time-based restricted stock awards generally vest 25% per year on the four succeeding anniversaries of their date of grant.

        Performance-based restricted stock awards.    Each of the named executive officers (Mr. Henry (150,000 shares); Mr. Gresham (182,292 shares); Mr. Harris (130,208 shares); Mr. Coleman (78,125 shares); and Ms. Hatzopolous (130,208 shares)) received a performance-based restricted stock award in 2012. Generally, the vesting of these awards is conditioned upon the Company's 2015 net income equaling or exceeding certain specified targets and the holder continuing to provide services through the applicable vesting date. The vesting of the awards is subject to acceleration if there is a change of control and (A) the award is not assumed by the acquiring entity or the holder does not receive new options from such entity in connection with the change in control or (B) the award is assumed or substituted by the acquiring entity and the named executive officer is terminated other than for cause, disability or death or resigns for good reason within 12 months following the change in control. When evaluating the Company's performance against the adjusted net income targets applicable to these awards, the Compensation Committee has the discretion to reduce, but not increase, the amount of the award that would otherwise vest pursuant to the application of the formula.

        The change in control vesting conditions and acceleration provided above are subject, in each case, to the continued service of the named executive officer holding the award through the applicable vesting date. In addition, the awards are subject to the same covenants described above applicable to severance payments and benefits upon termination by us other than for cause or termination for good reason. The change in control and market valuation vesting conditions associated with our performance-based options that are tied to our equity value as of a certain date are subject to adjustment if we undertake certain strategic transactions.

        A "change in control" occurs, under the management employment agreements and, unless otherwise noted below, under the stock option and restricted stock agreements, on the earlier of:

  •
  the consummation of a merger, reorganization, consolidation or sale or other transfer of all or substantially all of our assets or of all or substantially all of the combined voting power of our then-outstanding voting securities, excluding, however, transactions where a majority of the direct or indirect beneficial owners of us or any new entity following such transaction consist of all or substantially all of our direct or indirect beneficial owners prior to such transaction, and

  •
  the approval by the holders of a majority of our outstanding voting securities of our liquidation or dissolution.

        The following table summarizes the potential maximum payments that the named executive officers would have been entitled to receive if their employment had been terminated by us without cause, or by the named executive officers for good reason, on December 31, 2012, following the consummation of a change in control. The amounts reflected in the table assume (i) that there were no accrued and unpaid expenses, salary, bonus or benefits for any named executive officer, (ii) that each named executive officer was terminated without cause following a change in control which valued our equity at $901 million (using an assumed value of $11.82 per share, the closing price of our common stock as of December 31, 2012), (iii) that bonuses for 2012 were to be paid at 100% of target and (iv) compliance with all conditions relating to the receipt and/or continued receipt of such payments and benefits. Acceleration values are based upon the per assumed value of the shares of our Common Stock underlying outstanding options and restricted stock awards as of December 31, 2012, minus, in the case of options, the exercise price.

Name	Base Salary	Bonus	Equity Acceleration	Benefits(1)	Total
Daniel R. Henry	$1,606,000	—	$6,818,675	$15,120	$8,439,795
George W. Gresham	$360,500	$252,350	$4,927,971	$10,080	$5,550,901
Charles J. Harris	$360,500	$252,350	$5,305,064	$10,080	$5,927,994
Steven F. Coleman(2)	$309,000	$154,500	$1,769,775	$10,080	$2,243,355
Anh Hatzopoulos	$362,045	$253,432	$5,759,990	$10,080	$6,385,547

(1)
Amount shown represents the Company's contribution to the premium cost for the employee's COBRA coverage for 12 months following the assumed termination date (18 months with respect to Mr. Henry).

(2)
Mr. Coleman's employment agreement provides that he is entitled to a pro-rated portion of his actual bonus, such amount to be paid when the Company pays annual bonuses to its executives generally. Amount shown does not reflect the actual bonus paid to Mr. Coleman in respect of 2012.

Employee Benefit Plans

Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan

        Our Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan (the "2004 Plan"), was adopted by our Board of Directors in October 2010.

        Administration.    Our 2004 Plan is administered by the Compensation Committee. As plan administrator, the Compensation Committee has full authority to interpret the 2004 Plan and all awards thereunder and adopt, amend and rescind such rules as it deems appropriate for the administration of the 2004 Plan. The Compensation Committee has full authority under the 2004 Plan to grant awards in its discretion and dictate the terms and conditions of such awards.

        Eligibility.    All of our employees, consultants and non-employee directors are eligible to be recieve awards under our 2004 Plan. An employee, consultant or non-employee director who recieves an award is considered a participant under our 2004 Plan.

        Number of Shares Available for Issuance.    The maximum number of shares of our Common Stock that are authorized for issuance under the 2004 Plan currently is 29,724,997. The number of shares reserved for issuance under our 2004 Plan is increased at the beginning of each fiscal year, beginning January 1, 2011, by an amount equal to the lower of: (1) 3% of the total number of issued and outstanding shares of Common Stock immediately prior to such increase, (2) 3,000,000 shares and (3) such lesser amount as is determined by our Board of Directors. Shares issued under the 2004 Plan may be treasury shares or authorized but unissued shares. As of December 31, 2012, options to purchase an aggregate of 10,945,235 shares of Common Stock and 2,415,604 shares of restricted Common Stock were outstanding under our 2004 Plan. As of December 31, 2012, an aggregate of 5,254,537 shares of our Common Stock remained available for future awards under the 2004 Plan.

        In the event any award granted under the 2004 Plan is forfeited, any restricted stock is repurchased by the Company or any stock option or stock appreciation right is terminated, expires or is cancelled without having been fully exercised, the number of shares no longer subject to such award are released and are thereafter available for future awards under the 2004 Plan. In addition, if a participant uses shares of Common Stock to pay the exercise price of an award or satisfy any tax withholding obligation with respect to an award, only the net number of shares of Common Stock issued to the participant will be deemed delivered for purposes of determining the maximum number of shares of Common Stock available for delivery under the 2004 Plan.

        Upon the occurrence of a merger, consolidation, recapitalization, reclassification, stock split, stock dividend, combination of shares or the like, the administrator of the 2004 Plan may ratably adjust the aggregate number and affected class of securities available under the 2004 Plan.

        Award Limits.    For purposes of awards that are intended to qualify as performance-based compensation under Section 162(m) of the Code, as amended (that is, to make the awards fully deductible without regard to the $1,000,000 deduction limit imposed by Section 162(m)), the following limits apply: (1) no participant may be granted (A) options or stock appreciation rights during any three-year period with respect to more than 5,000,000 shares of Common Stock or (B) restricted stock or performance units that are denominated in shares of Common Stock in any three-year period with respect to more than 3,000,000 shares of Common Stock; and (2) the maximum dollar value payable with respect to performance units and/or other stock-based awards that are valued with reference to property other than shares of Common Stock and granted to any participant in any performance period is $3,000,000 times the number of years in such performance period.

        Types of Awards.    Currently, the Compensation Committee may grant awards of nonqualified stock options, incentive stock options under Section 422 of the Code or shares of restricted stock. The Compensation Committee is also permitted to grant stock appreciation rights, or SARs, performance units and other stock-based awards. With the exception of incentive stock options, the Compensation Committee may grant, from time to time, any of the types of awards under the 2004 Plan to our employees, consultants and non-employee directors. Incentive stock options may only be granted to our employees.

        Stock Options.    Stock option awards under the 2004 Plan consist of the right to acquire shares of our Common Stock at a fixed price for a fixed period of time and generally are subject to a vesting requirement set by the Compensation Committee. A stock option may be in the form of a nonqualified stock option or an incentive stock option under the 2004 Plan. The exercise price of a stock option is set by the Compensation Committee but, with respect to incentive stock options, cannot be less than 100% of the fair market value of the underlying stock on the date of grant, or, in the case of incentive stock options granted to an employee who owns 10% or more of the total combined voting power of all classes of our stock (a "10% owner"), the exercise price cannot be less than 110% of the fair market value of the underlying stock on the date of grant. The term of a stock option may not exceed ten years, or, in the case of incentive stock options granted to a 10% owner, five years. Except in the case of a termination of service in connection with a participant's death or disability or a termination of service for cause, a participant's vested and exercisable stock options will generally be exercisable for 90 days following a termination of service. Unvested stock options will terminate on a participant's termination of service, unless otherwise provided for by the Compensation Committee.

        Exercise of Stock Options.    Stock options may be exercised upon the satisfaction of the applicable vesting requirements or, in the discretion of the Compensation Committee, at any time prior to the complete termination of such stock option. The exercise price is due upon the exercise of the option. At the time of any stock option grant, the Compensation Committee must specify that the exercise price may be paid in one or more of the following forms (i) in cash or by check, (ii) in shares of our Common Stock previously acquired by the participant based on the fair market value as of the exercise date or (iii) by a cashless exercise program authorized by the Compensation Committee, which may include a broker-assisted cashless exercise program.

        Stock Appreciation Rights.    Stock appreciation rights (SARs) under the 2004 Plan entitle the participant to receive an amount equal to the excess of the fair market value of our Common Stock over a fixed price during a fixed period of time. This amount may paid in cash, Common Stock or a combination thereof as determined by the Compensation Committee. The SAR may be in the form of a freestanding right or a tandem right. A freestanding SAR can be granted at any time, and exercised in any form determined by the Compensation Committee, but the right is non-transferable except by will or the laws of descent and the period of exercise must expire ten years after the grant date. A tandem SAR must be issued along with stock options and exercised at the same time, for an amount equal to the excess of the fair market value of Common Stock at the time of exercise over the exercise price of the related stock option. The right is transferable only to the extent the related stock option is transferable. To date, we have not issued any SARs.

        Restricted Stock.    Restricted stock awards under the 2004 Plan are awards of shares of our Common Stock that are subject to vesting, transferability and repurchase conditions, all as determined by the Compensation Committee. The conditions for vesting may include, among other things, continued service or achievement of applicable performance goals. Restricted stock granted under the 2004 Plan may not be sold, pledged or otherwise transferred until the applicable vesting conditions have been satisfied. We have the perpetual right, but not the obligation, to repurchase any unvested restricted stock awarded under the 2004 Plan after the termination of a participant's service to us. The repurchase price for unvested restricted stock will be the price paid by the participant for such shares of restricted stock.

        Performance Units.    Performance Units under the 2004 Plan entitle the participant to receive an amount in cash or Common Stock following the satisfaction of any conditions established by the Compensation Committee. The Compensation Committee has complete discretion to determine the eligibility of participants, time and conditions of the award, the number of participation units to be awarded, the duration of any award cycle, the conversion rate between performance units and Common Stock and the cash value of each performance unit. Performance units may be in the form of qualified performance-based awards in which the conditions to the award consist of meeting performance goals. Continued employment may also serve as a condition to the award. Forfeiture occurs if employment ends within an award cycle, subject to waiver by the Compensation Committee. A participant may elect at the time of an award and in certain other circumstances to defer receipt of cash or Common Stock, subject to Compensation Committee approval. Each award of a performance unit must be confirmed by, and be subject to, the terms of an award agreement. To date, we have not made any awards of performance units.

        Other Stock-Based Awards.    Other stock-based awards are awards of Common Stock and other awards that are valued in whole or in part by reference to, or are otherwise based upon, the value of our Common Stock. Other stock-based awards may include dividend equivalents and convertible debentures, and may be granted either alone or in conjunction with other awards granted under the 2004 Plan. Other stock-based awards must be confirmed by, and be subject to, the terms of an award agreement.

        Performance Conditions.    Our Compensation Committee may condition the vesting or payment of awards that are intended to qualify for the performance-based exemption under Code Section 162(m) on the attainment of specified levels of one or more of any of the following measures: (1) revenue, (2) gross margin, (3) operating expense excluding depreciation and amortization and equity expense as a percentage of revenue, (4) earnings before interest and taxes, (5) earnings before interest, taxes, depreciation and amortization, (6) pre-tax income, (7) net income from continuing operations, (8) earnings per share from continuing operations, (9) cash earnings per share from continuing operations, (10) return on assets, (11) return on equity, (12) return on invested capital, (13) leverage ratio, (14) fixed charge ratio, (15) new product introduction milestones, (16) trading price per share, (17) operating margin, (18) gross margin, (19) cash flow, (20) operating expense, excluding depreciation and amortization and equity expense and (21) market share.

        Change in Control.    The Compensation Committee has the authority under the 2004 Plan to modify the acceleration of any award or make such adjustments and/or settlements it deems appropriate and consistent with such plan's purposes. A change in control occurs under the 2004 Plan upon the first to occur of: (i) the consummation of a merger, reorganization, consolidation or sale or other transfer of all or substantially all of our assets or of all or substantially all of the combined voting power of our then-outstanding voting securities, excluding, however, transactions where a majority of the owners of us or any new entity following such transaction consist of all or substantially all of our owners prior to such transaction and (ii) the approval by the holders of a majority of our outstanding voting securities of our liquidation or dissolution.

        Unless otherwise provided in a participant's stock option agreement, upon a change in control, 25% of a participant's option award is accelerated and vested, subject to the continued employment or service of the participant through the date of the change in control. If not terminated in connection with the change in control, the remainder of the participant's stock option award continues to vest in accordance with its original vesting schedule. The stock option acceleration provisions of the 2004 Plan are only applicable to stock options which vest based solely on a participant's continued employment or service with us (i.e., excludes performance-based options). Unless otherwise provided in a participant's stock option agreement, all unvested and/or unexercised stock options not assumed or substituted in connection with a change in control terminate and are no longer exercisable. Some of our senior employees have option agreements that provide that the vesting of their options is accelerated if those options are not assumed or replaced in connection with a change in control. The vesting of these options or any replacement options is also subject to acceleration if the employment of the holder is terminated without cause or by the holder for good reason within one year of the change in control. For a discussion of the change in control provisions under our named executive officer's stock option and restricted stock agreements, please see "—Employment Agreements, Severance Benefits and Change in Control Provisions" above.

        Amendment and Discontinuance; Term.    Subject to certain exceptions, our Board of Directors may amend, modify or terminate our 2004 Plan at any time, with or without prior notice to or consent of any person. Our stockholders must approve any amendment that would require the approval of stockholders under applicable law or in order to comply with the regulations promulgated by the SEC under Section 16(b) of the Exchange Act, Section 422 of the Code or the regulations promulgated thereunder and the rules of NASDAQ. Further, subject to certain exceptions, any amendment that would adversely affect a participant's rights to an outstanding award cannot be made without such participant's consent. Unless terminated earlier by our Board of Directors in its sole discretion, our 2004 Plan will expire on September 22, 2020.

401(k) Plan

        Our 401(k) Plan is a deferred savings retirement plan intended to qualify for favorable tax treatment under Section 401(a) of the Code. All of our employees are generally eligible to participate in the 401(k) Plan subject to certain eligibility requirements, including requirements relating to age and length of service. Under the 401(k) Plan, each employee may make pre-tax contributions of up to 100% of their eligible earnings up to the current statutorily prescribed annual limit on pre-tax contributions under the Code. Employees who are 50 years of age or older may contribute additional amounts based on the statutory limits for catch-up contributions. We also make safe-harbor matching contributions equal to 100% of the first 3% of the eligible earnings that an employee contributes to the 401(k) Plan and 50% of the next 2% of the eligible earnings that an employee contributes. In addition, we have the ability to make certain other discretionary contributions to certain eligible employees under the 401(k) Plan, subject to established limits and a vesting schedule. Pre-tax contributions by employees and any employer contributions that we make to the 401(k) Plan and the income earned on those contributions are generally not taxable to employees until withdrawn. Employer contributions that we make to the 401(k) Plan are generally deductible when made. Employee contributions are held in trust as required by law. An employee's interest in his or her pre-tax deferrals, including, with the exception of certain discretionary contributions, any matching contributions made by us, is 100% vested when contributed. An employee's interest in discretionary contributions generally vests over a three-year period. For the years ended December 31, 2010, 2011 and 2012, the Company matched employee contributions under the 401(k) Plan in the amounts of approximately $0.8 million, $0.9 million and $0.9 million, respectively. No discretionary contributions were made during 2010, 2011 or 2012.

Deferred Compensation Plan

        We adopted our Deferred Compensation Plan in 2009 to attract and retain key employees by providing eligible participants with an opportunity to defer the receipt of a portion of their compensation. The Deferred Compensation Plan is administered under the supervision of the Compensation Committee. Eligible participants may defer portions of their base salary, bonus, commissions and other cash and equity-based compensation approved by the Compensation Committee. All amounts deferred by a participant are 100% vested at all times. We do not match any contributions made by participants to the Deferred Compensation Plan, but we do have the ability to make discretionary contributions to the Deferred Compensation Plan which may be credited to any participant and which vest in accordance with a vesting schedule established by the Compensation Committee. Participants are entitled to receive the vested portions of their deferred compensation and any earnings thereon, if any, upon certain events set forth in the plan. Management determines which investment options will be available under the plan, one of which may be an investment in our stock, and the participant has the ability to allocate portions of their deferrals in accordance with the procedures outlined in the plan and subject to the plan's limitations. The Deferred Compensation Plan is not intended to meet the qualification requirements of Code Section 401(a), but is intended to meet the requirements of Code Section 409A. The plan is unfunded for federal tax purposes and is intended to be an unfunded arrangement for eligible employees who are part of a select group of management or highly compensated employees within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of ERISA. Although we did not make any discretionary contributions, Mr. Henry participated in the Company's Deferred Compensation Plan in 2012.

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth certain information with respect to outstanding equity awards at December 31, 2012 with respect to the named executive officers. The vesting of the awards shown in conditioned upon the holder continuing to provide services to the Company or one of its affiliates through the applicable vesting date. The vesting of the awards is subject to acceleration in the event of a change in control of the Company as described in "Severance Benefits and Change in Control Provisions" above (the acceleration of the vesting of the performance awards held by Mr. Henry and Ms. Hatzopoulos requires that certain equity valuation hurdles be achieved in connection with the change in control transaction).

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options(#)		Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units of Other Rights That Have Not Vested ($)
Daniel R. Henry(2)	1,002,293	—		—		$3.53	03/10/2018	—		—	150,000	$1,773,000
	1,217,292	608,646		1,217,293		$3.53	03/10/2018
George W. Gresham	167,500	167,500	(3)	—		$3.78	05/07/2020	75,480	(4)	$892,174	182,292	$2,154,691
	165,000	—		—		$3.78	05/07/2020
	75,000	75,000	(5)	—		$11.00	10/18/2020
	50,000	150,000	(6)	—		$14.80	02/16/2021
	—	154,041	(7)	—		$8.75	02/09/2022
Charles J. Harris	350,000	—		—		$3.78	07/01/2020	278,605	(8)	$3,293,111	130,208	$1,539,059
	50,000	150,000	(6)	—		$14.80	02/16/2021
	—	154,041	(7)	—		$8.75	02/09/2022
Steven F. Coleman	50,000	150,000	(9)	—		$8.63	06/20/2021	20,339	(10)	$240,407	78,125	$923,438
	—	41,508	(11)	—		$8.75	02/09/2022
Anh Hatzopoulos	—	—		200,000	(12)	$3.45	05/08/2018	178,559	(13)	$2,110,567	130,208	$1,539,059
	—	25,000	(14)	—		$3.47	02/05/2019
	—	150,750	(15)	—		$3.78	04/20/2020
	7,500	22,500	(16)	—		$14.80	02/16/2021
	—	27,672	(17)	—		$8.80	02/10/2022

(1)
The vesting of the shares shown is conditioned on the Company's adjusted net income in 2015 equaling or exceeding certain specified targets and the holder remaining in the employ of the Company through the applicable vesting date.

(2)
The unvested options are earned on the basis of a performance-based vesting condition. 40% of these conditions have been achieved (resulting in the vesting of 1,217,292 of the options) and the conditions related to an additional 40% of the option will be achieved in 10% increments if our equity is valued, in a change of control transaction or otherwise, at (1) $1.395 billion, (2) $1.534 billion, (3) $1.674 billion or (4) $1.813 billion and the final 20% (and thus 100% in the aggregate) of the performance conditions will be achieved if our equity is valued at $2.441 billion. In the event that these valuation levels have not been achieved on or before February 5, 2014, the 20% of the option associated with the $2.441 billion valuation hurdle will vest on that date.

(3)
These options vest in installments of 83,750 shares on May 7 in each of 2013 and 2014.

(4)
These shares will vest in installments of 18,870 shares on February 9 in each of 2013, 2014, 2015 and 2016.

(5)
These options will vest in installments of 37,500 shares on October 19 in each of 2013 and 2014.

(6)
These options will vest in installments of 50,000 shares on February 16 in each of 2013, 2014 and 2015.

(7)
These options will vest in installments of 38,513 (38,512 with respect to one tranche) shares on February 9 in each of 2013, 2014, 2015 and 2016.

(8)
203,125 of these shares will vest in approximately equal installments on July 1 in each of 2013 and 2014. The remaining 75,480 shares will vest in installments of 18,870 shares on February 9 in each of 2013, 2014, 2015 and 2016.

(9)
These options will vest in installments of 50,000 shares on June 20 in each of 2013, 2014 and 2015.

(10)
These shares will vest in installments of 5,085 shares (5,084 shares with respect to one tranche) on February 9 in each of 2013, 2014, 2015 and 2016.

(11)
These options will vest in installments of 10,377 shares on February 9 in each of 2013, 2014, 2015 and 2016.

(12)
The time-based vesting requirement associated with these options has been completed. In addition to the time-based vesting requirements, the vesting of these options requires that our equity be valued, in a change of control transaction or otherwise, at $1.38 billion or that an adjusted EBITDA hurdle be achieved ($93.5 million for 2012).

(13)
13,559 of these shares will vest in approximately equal installments on February 10 in each of 2013, 2014, 2015 and 2016. The remaining 165,000 shares will vest on October 29, 2014.

(14)
These options will vest on February 5, 2013.

(15)
These options will vest in installments of 75,375 shares on March 25 in each of 2013 and 2014.

(16)
These options will vest in installments of 7,500 shares on February 16 in each of 2013, 2014 and 2015.

(17)
These options will vest in installments of 6,918 shares on February 10 in each of 2013, 2014, 2015 and 2016.

Option Exercises and Stock Vested

        The following named executive officers exercised stock options or had restricted stock awards vest during the fiscal year ended December 31, 2012:

	Option Awards		Stock Vested
Name	Number of shares of acquired on exercise	Value realized on exercise	Number of shares acquired on vesting	Value realized on vesting(1)
Charles J. Harris(2)	—	—	101,563	$964,849
Anh Hatzopoulos	385,250	$2,264,606	—	—

(1)
Value shown is based on the closing price of our Common Stock ($9.50 per share) on July 1, 2012, the date the awards shown vested.

(2)
37,020 of the shares that vested were withheld as payment of income taxes payable with respect to the vesting of the shares.

Pension Benefits

        We do not have any plan that provides for payments or other benefits at, following, or in connection with, retirement.

Non-qualified Deferred Compensation

        None of the named executive officers, other than Mr. Henry, participated in a plan that provides for the deferral of compensation on a basis that is not tax-qualified during 2012. Our Deferred Compensation Plan is described under the heading "Employee Benefit Plans-Deferred Compensation Plan." Mr. Henry's contributions to our deferred compensation plan during 2012 are summarized below:

Name	Executive Contributions in Last FY ($)	Registrant Contributions In Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Daniel R. Henry(1)	$275,115	—	$164,211	—	$1,353,446

(1)
All of the amounts deferred in 2012 were reported as compensation in the Summary Compensation Table appearing earlier in this proxy statement and amounts reported in the aggregate balance of Mr. Henry's deferred compensation account were reported in the summary compensation tables prepared for previous years.

Compensation of Directors

        During 2012, members of our Board of Directors who are not our employees and are not affiliated with any Oak Investment Partners-affiliated entity (collectively, "Oak") or any JLL Partners-affiliated entity (collectively, "JLL") received an annual cash retainer of $61,800 and a restricted stock grant having an implied value of $121,015 (assuming a value of $8.85 per share). Our lead director received a supplemental $15,450 retainer. Additionally, the chairman of the Audit Committee received an annual retainer of $15,450, the chairman of the Compensation Committee received an annual retainer of $10,300 and the chairman of the Nominating and Corporate Governance Committee received an annual retainer of $5,150. All cash retainers are paid quarterly on a pro-rata basis. Directors may elect to receive the value of any cash compensation payable in accordance with the foregoing policy in equity securities. Equity grants are generally made the first meeting of our Board of Directors and are made in the form of shares of restricted stock with a one-year vesting period (with fees paid in the form of stock using an assumed value of $8.85 per share). Our directors are also reimbursed for their out-of-pocket expenses related to their service on our Board of Directors.

        The following table sets forth certain information with respect to our non-employee director compensation during the year ended December 31, 2012.

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Total ($)(1)
Andrew W. Adams	—	—	—
Ann H. Lamont	—	—	—
Daniel M. Schley(2)	—	$209,919	$209,919
Thomas A. McCullough(3)	$77,250	$123,356	$200,606
Francisco J. Rodriguez	—	—	—
Alexander R. Castaldi	—	—	—
Stephen A. Vogel(4)	—	$189,549	$189,549

(1)
Represents the aggregate grant date fair value of the awards shown, computed in accordance with FASB ASC Topic 718.

(2)
Mr. Schley received a grant of 9,893 shares of restricted stock on February 9, 2012 in lieu of his annual cash retainer and the director fees receivable for acting as the Company's Lead Director and as chair of the Compensation Committee.

(3)
Mr. McCullough serves as the chair of our Audit Committee.

(4)
Mr. Vogel received a grant of 7,565 restricted shares on February 9, 2012 in lieu of his annual cash retainer and his fees for serving as the chair of our Nominating and Corporate Governance Committee.

The shares of restricted stock granted to our non-affiliated directors generally vest on the first anniversary of their grant date, subject to the recipients continued service on our board through the vesting date.

Compensation Policies and Practices and Risk Mitigation

        The Compensation Committee periodically reviews the Company's compensation policies and practices to ensure that they do not encourage excessive risk-taking. The Company believes that its compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on the Company.

  Shareholder Advisory Votes

        We conducted an advisory vote on the compensation paid to our named executive officers at the 2011annual meeting of our stockholders and 88% of the stockholders voting approved the compensation paid to the named executive officers in 2010. The compensation paid in 2012 varied somewhat in amount and form from that paid in 2010 for the reasons in this Compensation Discussion and Analysis.

 REPORT OF THE COMPENSATION COMMITTEE

        To the Stockholders of NetSpend Holdings, Inc.:

        The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis, above, with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012.

Submitted by the Compensation Committee of the Board of Directors

Daniel M. Schley (Chairman)
Ann H. Lamont
Thomas A. McCullough

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth the beneficial ownership of Company common stock as of April 3, 2013 by (i) each of our directors, (ii) our principal executive officer, principal financial officer, and three other most highly compensated executive officers who were serving as executive officers at December 31, 2012, (iii) each stockholder known by the Company to be the beneficial owner of more than 5% of Company common stock, and (iv) all of our directors and executive officers as a group.

        The information in the following table has been presented in accordance with the rules of the SEC. Under SEC rules, beneficial ownership of a class of capital stock includes any shares of such class as to which a person, directly or indirectly, has or shares voting power or investment power and also any shares as to which a person has the right to acquire such voting or investment power within 60 days through the exercise of any stock option, warrant or other right. If two or more persons share voting power or investment power with respect to specific securities, each such person is deemed to be the beneficial owner of such securities. Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Company common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the principal address of each of the stockholders below is c/o Corporate Secretary, NetSpend Holdings, Inc., 701 Brazos Street, Suite 1300, Austin, Texas 78701. The amounts shown assume that the 700,000 shares of Series A Convertible Preferred Stock held by the JLL Funds have been converted into 7,000,000 shares of Company common stock.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(1)	Percentage of Class(2)
Directors and executive officers
Daniel R. Henry(3)	2,601,394	*
George W. Gresham(4)	853,964	*
Charles J. Harris(5)	1,041,131	*
Anh Hatzopoulos(6)	345,377	*
Steven F. Coleman(7)	161,383	*
Andrew W. Adams(8)	11,219,355	16.0%
Alexander R. Castaldi(9)	21,839,225	31.1%
Ann H. Lamont(10)	11,255,431	16.0%
Thomas A. McCullough	182,174	*
Francisco J. Rodriquez(9)	21,839,225	31.1%
Daniel M. Schley	343,110	*
Stephen A. Vogel	56,169	*
All directors and executive officers as a group (14 persons)(11)	39,065,937	52.7%
Five percent stockholders
JLL Partners(12)	21,839,225	31.1%
Oak Investment Partners(13)	11,219,335	16.0%
12 West Capital Management L.P.(14)	5,177,925	7.4%

*
Less than 1%.

(1)
For the following directors and named executive officers, the shares beneficially owned include the following numbers of shares with respect to which such persons have the right to acquire beneficial ownership within 60 days of April 3, 2013 (amounts shown assume that the Merger is not consummated within such 60 day period):

Name	Shares	Percentage
Daniel R. Henry	2,219,585	*
George W. Gresham	546,010	*
Charles J. Harris	488,510	*
Anh Hatzopoulos	40,000	*
Steven F. Coleman	60,377	*
Andrew W. Adams	0	*
Alexander R. Castaldi	0	*
Ann H. Lamont	0	*
Thomas A. McCullough	133,500	*
Francisco J. Rodriquez	0	*
Daniel M. Schley	133,500	*
Stephen A. Vogel	0	*
All directors and executive officers as a group (14 persons)	3,898,715	5.3%

*
Less than 1%.
(2)
The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days after such date, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days after such date. Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner.

(3)
Includes an aggregate of 40,500 shares held by minor sons of Mr. Henry who share his home. Mr. Henry disclaims beneficial ownership of these shares. Also includes 150,000 shares of Restricted Shares that are subject to forfeiture if the holder leaves the employ of the Company prior to the vesting of such shares.

(4)
Includes 238,902 shares of Restricted Shares that are subject to forfeiture if the holder leaves the employ of the Company prior to the vesting of such shares.

(5)
Includes 389,942 shares of Restricted Shares that are subject to forfeiture if the holder leaves the employ of the Company prior to the vesting of such shares.

(6)
Includes 305,377 shares of Restricted Shares that are subject to forfeiture if the holder leaves the employ of the Company prior to the vesting of such shares.

(7)
Includes 93,379 shares of Restricted Shares that are subject to forfeiture if the holder leaves the employ of the Company prior to the vesting of such shares.

(8)
Includes 11,042,089 shares owned by Oak Investment Partners X, L.P. and 177,266 shares owned by Oak X Affiliates Fund, L.P. Mr. Adams is an officer of Oak Management Corporation, which acts as the investment advisor to each of the Oak Funds and may be deemed to be the beneficial owner of the shares held by these funds. Mr. Andrews disclaims ownership of the shares held by the Oak Funds.

(9)
Includes 14,839,225 shares of Common Stock held by JLL Partners Fund IV, L.P. (4,239,677 shares), a Delaware limited partnership, and JLL Partners Fund V, L.P. (10,599,548 shares), a Delaware limited partnership. Also includes (on an "as-if converted" basis) 199,995 shares of Series A Convertible Preferred Stock held by JLL Fund IV, L.P. and 500,005 shares of Series A Convertible

  Preferred Stock held by JLL Fund V, L.P. Each of Mr. Rodriguez and Mr. Castaldi is an affiliate of the JLL Funds and may be deemed to be the beneficial owner of the shares held by them. Mr. Rodriguez and Mr. Castaldi disclaim beneficial ownership of the shares held by the JLL Funds.

(10)
Includes an aggregate of 11,219,355 shares held by the Oak Funds. Ms. Lamont is a managing member of the Oak Funds and may be deemed to be the beneficial owner of the shares held by them. Ms. Lamont disclaims beneficial ownership of the shares held by the Oak Funds.

(11)
Includes (i) 1,281,272 shares of Restricted Shares that are subject to forfeiture if the holders cease to provide services to the Company prior to the vesting of such shares, (ii) the shares held by the JLL Funds and Oak Funds, the beneficial ownership of which is disclaimed by their representatives on the Company's Board and (iii) 40,500 shares held by children of Mr. Henry. Mr. Henry disclaims beneficial ownership of these shares.

(12)
The principal address of Oak Investment Partners is 901 Main Avenue, Suite 600, Norwalk, CT 06851. Includes 11,219,355 shares of Common Stock held by the Oak Funds.

(13)
The principal address of the JLL Funds is 450 Lexington Avenue, 31st Floor, New York, NY 10017. Includes 4,239,677 shares of common stock held by JLL Fund IV, L.P. and 10,599,548 shares of common stock held by JLL Fund V, L.P. Also includes (on an "as-if converted" basis) 199,995 shares of Series A Convertible Preferred Stock held by JLL Fund IV, L.P. and 500,005 shares of Series A Convertible Preferred Stock held by JLL Fund V, L.P.

(14)
Based on a report, dated February 14, 2013, filed by 12 West Capital Management L.P. ("12 West"). 12 West serves as the investment manager to 12 West Capital Fund LP ("12 West Onshore Fund"), and 12 West Capital Offshore LP ("12 West Offshore Fund"), and possesses the sole power to vote and the sole power to direct the disposition of all securities of the Company held by 12 West Onshore Fund and 12 West Offshore Fund. Joel Ramin, as the sole member of 12 West Capital Management, LLC, the general partner of 12 West, possesses the voting and dispositive power with respect to all securities beneficially owned by 12 West. The principal address of 12 West is 90 Park Avenue, 41st Floor, New York, NY 10016.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

        Transactions with related persons are reviewed, approved or ratified by our Audit Committee, in accordance with our Audit Committee charter.

        Our code of business conduct and ethics provides that directors, officers, and employees must avoid situations that involve, or could appear to involve, "conflicts of interest" with regard to the Company's interests. Exceptions may only be made after review of fully disclosed information and approval of specific or general categories by senior management (in the case of employees) or the Board of Directors (in the case of officers or directors). Any employee, officer or director who becomes aware of a conflict or potential conflict of interest should bring the matter to the attention of a supervisor or other appropriate personnel.

        Each year we require all our directors, nominees for director and executive officers to complete and sign a questionnaire in connection with the solicitation of proxies for use at our annual meeting of stockholders. The purpose of the questionnaire is to obtain information, including information regarding transactions with related persons, for inclusion in our Proxy Statement or Annual Report on Form 10-K to be filed with the SEC.

        In addition, we annually review SEC filings made by beneficial owners of more than five percent of any class of our voting securities to determine whether information relating to transactions with such persons needs to be included in our Proxy Statement or Annual Report on Form 10-K to be filed with the SEC.

        Based on these reviews, our Board of Directors has determined that the transactions described below are the only transactions during the fiscal year ended December 31, 2012 with related persons which would require disclosure under Item 404 of Regulation S-K. All of the transactions set forth below were approved or ratified by a majority of our Board of Directors or by our Audit Committee.

ACE

        The JLL Funds (as hereinafter defined) own approximately 97% of ACE Cash Express, Inc. ("ACE"), the Company's largest distributor. Pursuant to an existing services agreement with ACE, the Company derives revenues from the cardholders it acquires through ACE and pays a portion of these revenues to ACE as commissions. In addition, the Company provides ACE with a marketing allowance that it can apply against the expenses it incurs in connection with its efforts to advertise and promote the cards managed by the Company. The Company paid ACE $47.0 million, $40.5 million and $31.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Revenues derived from cardholders acquired through ACE represented more than one-third of the Company's revenues in 2012. As of December 31, 2012 and December 31, 2011, $3.5 million and $3.2 million, respectively, was payable to ACE.

        Pursuant to the services agreement, ACE pays fees to the Company when cardholders withdraw cash from their cards at ACE stores. Under this arrangement, ACE paid the Company $5.5 million, $4.8 million and $4.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES BILLED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        Audit Fees.    The aggregate Audit Fees billed for the fiscal years 2012 and 2011 for professional services rendered by KPMG LLP, were $535,000 and $450,000, respectively. Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of the our annual financial statements and review of financial statements included in our quarterly reports and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

        Audit-Related Fees.    The aggregate Audit-Related Fees billed for each of the fiscal years 2012 and 2011 by KPMG LLP were $87,000. Audit-Related Fees consist of the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees".

        Tax Fees.    There were no fees billed in each of the last two fiscal years for tax services provided by KPMG LLP.

        All Other Fees.    The aggregate of All Other Fees billed in fiscal years 2012 and 2011 by KPMG LLP were $3,000 and $2,000, respectively. All Other Fees consist of the aggregate fees billed for products and services, other than the services reported above.

        Pursuant to the Audit Committee's policy on pre-approval of fees and other compensation paid to the principal independent registered public accounting firm, the Audit Committee holds an annual committee meeting during which the committee determines the principal matters for which the principal independent registered public accounting firm will be engaged for the upcoming fiscal year. If any matters should arise during such fiscal year beyond those matters discussed at the annual committee meeting, the Audit Committee holds additional meetings, as necessary, specifically for the purpose of determining whether to engage the principal independent registered public accounting firm for such matters. Once the Audit Committee has determined to engage the principal independent registered public accounting firm with respect to any matter, whether such determination is made at an annual meeting of the Audit Committee or at a meeting held specifically for the purpose of making such determination, our Chief Financial Officer or other authorized financial officer executes the engagement letters of the principal independent registered public accounting firm prior to the commencement of any services. All fees paid in 2012 were approved in accordance with these procedures. All of the work performed in auditing our financial statements for the last two fiscal years by the principal independent registered public accounting firm, KPMG LLP, has been performed by their full-time, permanent employees.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits
24.1	Powers of Attorney (filed as Exhibit 24.1 to NetSpend Holdings, Inc.'s Annual Report on Form 10-K filed on February 22, 2013 and incorporated herein by reference)
31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas on the 19th day of April, 2013.

NETSPEND HOLDINGS, INC.
By:	/s/ DANIEL R. HENRY Daniel R. Henry Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the listed capacities on April 19, 2013:

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