Form 10-Q
period 2013-03-31
NetSpend Holdings, Inc.
filed 2013-05-03
CIK 1496623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The Registrant had 70,374,275 shares of common stock, par value $0.001 per share, outstanding as of April 30, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NetSpend Holdings, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2013 and December 31, 2012

	March 31,	December 31,
	2013	2012
	(Unaudited)
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$33,439	$30,619
Accounts receivable, net of allowance for doubtful accounts of $990 and $518 as of March 31, 2013 and December 31, 2012, respectively	12,336	10,622
Prepaid card supply	3,590	3,535
Prepaid expenses	3,807	4,007
Other current assets	3,173	1,360
Income tax receivable	—	59
Deferred tax assets	7,620	7,620
Total current assets	63,965	57,822

Property, equipment and software, net	24,529	23,743
Goodwill	128,567	128,567
Intangible assets	19,661	20,246
Long-term investment	5,304	4,560
Other assets	21,102	17,655
Total assets	$263,128	$252,593

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable (includes $0 and $451 of related party payables as of March 31, 2013 and December 31, 2012, respectively)	$8,001	$4,908
Accrued expenses (includes $4,542 and $4,033 of accrued related party expenses as of March 31, 2013 and December 31, 2012, respectively)	29,241	26,362
Income tax payable	2,264	—
Cardholders’ reserve	3,993	3,633
Deferred revenue	1,531	1,765
Current litigation contingencies	300	10,900
Long-term debt, current portion	12,000	10,000
Total current liabilities	57,330	57,568

Long-term debt, net of current portion	58,000	70,000
Deferred tax liabilities	5,490	4,224
Other non-current liabilities	3,663	3,155
Total liabilities	124,483	134,947

Commitments and contingencies (Note 14)

Stockholders’ equity
Series A convertible preferred stock, $0.001 par value; 1,500,000 shares authorized; outstanding: 700,000 as of March 31, 2013 and December 31, 2012	1	1
Common stock, $0.001 par value; 225,000,000 shares authorized; outstanding: as of March 31, 2013 - 88,222,291 issued less 18,004,852 held in treasury and as of December 31, 2012- 87,269,623 issued less 18,002,875 held in treasury	88	87
Treasury stock at cost	(137,269)	(137,222)
Additional paid-in capital	194,104	184,819
Accumulated other comprehensive income	630	160
Retained earnings	81,091	69,801
Total stockholders’ equity	138,645	117,646

Total liabilities & stockholders’ equity	$263,128	$252,593

See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(in thousands, except per share data)

Operating Revenues (includes $2,016 and $1,856 of related party revenues for the three months ended March 31, 2013 and 2012, respectively)	$117,261	$91,393

Operating Expenses
Direct operating costs (includes $16,635 and $15,398 of related party expenses for the three months ended March 31, 2013 and 2012, respectively)	61,798	47,071
Salaries, benefits and other personnel costs	15,118	14,113
Advertising, marketing and promotion costs	9,521	5,072
Other general and administrative costs (includes $36 and $77 of related party expenses for the three months ended March 31, 2013 and 2012, respectively)	6,010	5,005
Depreciation and amortization	3,778	3,781
Other losses and expenses	2,704	25,315
Total operating expenses	98,929	100,357

Operating income (loss)	18,332	(8,964)

Other Income (Expense)
Interest income	31	36
Interest expense	(722)	(720)
Total other expense	(691)	(684)

Income (loss) before income taxes	17,641	(9,648)

Income tax expense (benefit)	6,351	(3,860)

Net income (loss)	$11,290	$(5,788)

Net income (loss) per share of common stock:
Basic	$0.14	$(0.08)
Diluted	$0.14	$(0.08)

Shares used in the computation of earnings (loss) per share:
Basic	69,520	76,454
Diluted	81,494	76,454

See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)

Net income (loss)	$11,290	$(5,788)

Other comprehensive income
Investment securities, available-for-sale net unrealized gain, net of tax	470	653
Other comprehensive income	470	653

Comprehensive income (loss)	$11,760	$(5,135)

See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2013

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
	(in thousands of dollars, except share data)

Balances as of December 31, 2012	700,000	$1	87,269,623	$87	(18,002,875)	$(137,222)	$184,819	$160	$69,801	$117,646

Tax withholding on restricted stock	—	—	—	—	(26,925)	(297)	—	—	—	(297)
Re-issuance of treasury stock under employee stock purchase plan	—	—	—	—	24,948	250	—	—	—	250
Stock-based compensation	—	—	—	—	—	—	3,051	—	—	3,051
Exercise of options for common stock	—	—	745,605	1	—	—	4,040	—	—	4,041
Vesting of restricted stock	—	—	207,063	—	—	—	—	—	—	—
Tax benefit associated with stock options	—	—	—	—	—	—	2,194	—	—	2,194
Unrealized gain on available-for-sale investment	—	—	—	—	—	—	—	470	—	470
Net income	—	—	—	—	—	—	—	—	11,290	11,290
Balances as of March 31, 2013	700,000	$1	88,222,291	$88	(18,004,852)	$(137,269)	$194,104	$630	$81,091	$138,645

See accompanying notes to the unaudited condensed consolidated financial statements.

NetSpend Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	March 31,	March 31,
	2013	2012
	(in thousands of dollars)
Cash flows from operating activities
Net income (loss)	$11,290	$(5,788)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	3,778	3,781
Amortization of debt issuance costs	81	81
Stock-based compensation	3,051	2,990
Tax benefit associated with stock options	(2,194)	(490)
Provision for cardholder losses	5,813	4,575
Deferred income taxes	992	(9,478)
Change in cash surrender value of life insurance policies	(11)	(101)
Litigation contingency	—	24,160
Changes in operating assets and liabilities
Accounts receivable	(1,714)	(1,356)
Income tax receivable or payable	4,517	(1,521)
Prepaid card supply	(55)	(130)
Prepaid expenses	200	826
Other current assets	(1,813)	309
Other long-term assets	(3,096)	(829)
Accounts payable and accrued expenses	5,972	3,360
Litigation contingencies, current	(10,600)	—
Cardholders’ reserve	(5,453)	(4,165)
Other liabilities	274	811
Net cash provided by operating activities	11,032	17,035

Cash flows from investing activities
Purchases of property, equipment and software	(3,974)	(3,262)
Purchase of intangible assets	(5)	(5)
Premiums paid on cash surrender value life insurance policies	(421)	(381)
Net cash used in investing activities	(4,400)	(3,648)

Cash flows from financing activities
Proceeds from the exercise of common stock options	4,041	1,302
Proceeds from the re-issuance of treasury stock under employee stock purchase plan	250	—
Tax benefit associated with stock options	2,194	490
Principal payment on debt	(10,000)	—
Tax withholding on restricted stock	(297)	—
Treasury stock purchase	—	(17,394)
Net cash used in financing activities	(3,812)	(15,602)
Net change in cash and cash equivalents	2,820	(2,215)
Cash and cash equivalents at beginning of period	30,619	72,076
Cash and cash equivalents at end of period	$33,439	$69,861

Supplemental disclosure of cash flow information:
Cash paid for interest	$498	$573
Cash paid for income taxes	826	7,153

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

The Company is a program manager for the FDIC-insured depository institutions that issue the card products that the Company develops, promotes and distributes. The Company has agreements with, among others, Meta Payment Systems (“MetaBank”), a division of Meta Financial Group (“MFG”), SunTrust Bank (“SunTrust”), Regions Bank (“Regions”), BofI Federal Bank (“BofI”) and The Bancorp Bank (“Bancorp” and, collectively with MetaBank, SunTrust, Regions and BofI, the ‘‘Issuing Banks’’) whereby the Issuing Banks issue MasterCard International (‘‘MasterCard’’) or Visa USA, Inc. (‘‘Visa’’) branded cards to customers. The Company has an agreement with another bank under which it will implement a paycard program in 2013. The products managed by the Company may be used to purchase goods and services wherever MasterCard and Visa are accepted or to withdraw cash via automatic teller machines (‘‘ATMs’’).

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of NetSpend and its subsidiaries do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). The Company’s significant accounting policies are disclosed in the notes to the audited consolidated financial statements included in the Company’s Annual Report (the “Annual Report”) on Form 10-K for the year ended December 31, 2012. The condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2012 included in the Annual Report. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal, recurring nature considered necessary to be fairly stated.

Use of Estimates —  The preparation of the Company’s financial statements requires management to make various estimates and it is reasonably possible that the circumstances underlying these estimates could change in the relatively near term. Such a change could result in a material revision to management’s estimates, which could result in a material change to the Company’s financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Annual Report. The Annual Report provides additional disclosures regarding the nature of the estimates made by management in preparing the Company’s financial statements.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Significant Concentrations — Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. A significant portion of the Company’s cash is deposited in cash and money market funds at large depository institutions and is not eligible for FDIC insurance. The Company has not experienced any losses on its deposits to date. None of the Company’s cash and cash equivalents are held in offshore accounts and the Company does not have any direct exposure to risks associated with European sovereign debt. Accounts receivable as of March 31, 2013 and December 31, 2012 are primarily receivables due from cardholders for service fees and for interchange revenues due from the card associations and network organizations (collectively, the “Networks”) related to merchant point of sale transactions.

Cardholder funds and deposits related to the Company’s products are held at FDIC insured Issuing Banks for the benefit of the cardholders. Although the Company currently has agreements with five Issuing Banks, MetaBank holds a large majority of cardholder funds.

Interchange revenue, which is recorded net of sponsorship, licensing and processing fees charged by the Networks for the services they provide in processing purchase transactions routed through them, represented approximately 28.0% and 24.7% of the Company’s revenues during the three months ended March 31, 2013 and 2012, respectively.  The amounts of these fees were previously fixed by the Networks in their sole discretion.  The enactment of the Dodd Frank Wall Street Reform and Consumer Protection Act in May 2010 and the issuance of final regulations under this Act in June 2011 has imposed limits on the interchange fees that can be paid in connection with certain prepaid programs, effective October 2011.  The Company’s programs are largely exempt from these restrictions.

During each of the three months ended March 31, 2013 and 2012, the Company derived approximately one-third of its revenues from cardholders acquired through one of its third-party distributors, ACE Cash Express, Inc. (‘‘ACE’’). The Company’s current distribution agreement with ACE is effective through March 2016 (this agreement will extend for an additional five years upon the consummation of the proposed merger with Total System Services, Inc. (see “Note 17”)).

Note 2: Other Financial Data

Compensating Balances and Restricted Cash — The Company has established compensating balances at certain of its Issuing Banks as security for its obligation to reimburse the Issuing Banks for overdrawn cardholder accounts that are not repaid by the cardholder. Some of these compensating balance accounts are included in the Company’s Condensed Consolidated Balance Sheets as cash and cash equivalents because there are no legal or contractual restrictions over the deposits in these accounts.  As of December 31, 2012, these compensating balances totaled $0.2 million. The Company had no compensating balances of March 31, 2013.

Restricted cash is cash with statutory or contractual restrictions that prevent it from being used in the Company’s operations. Restricted cash is classified in other non-current assets on the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2013 and December 31, 2012, the Company had restricted cash of $0.2 million and $0.6 million, respectively.

Cardholders’ Reserve — The Company is exposed to losses due to cardholder fraud, payment defaults and other forms of cardholder activity as well as losses due to non-performance of third parties who receive cardholder funds for transmittal to the Issuing Banks. The Company establishes a reserve for the losses it estimates will arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to non-delivery of goods or services. These reserves are established based upon historical loss and recovery rates and cardholder activity for

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

which specific losses can be identified. The cardholders’ reserve was approximately $4.0 million and $3.6 million as of March 31, 2013 and December 31, 2012, respectively. The provision for cardholder losses is included in direct operating costs in the Condensed Consolidated Statements of Operations. The Company regularly updates its reserve estimate as new facts become known and events occur that may impact the settlement or recovery of losses.

Establishing the reserve for cardholder losses is an inherently uncertain process and the actual losses experienced by the Company may vary from the current estimate.

Other Losses and Expenses — The Company classifies operating expenses from certain legal contingencies and other infrequent losses and expenses within other losses and expenses on its Condensed Consolidated Statement of Operations. Other losses and expenses of $2.7 million in the three months ended March 31, 2013 primarily related to accruals associated with the anticipated transaction with TSYS. Other losses and expenses of $25.3 million in the three months ended March 31, 2012 primarily related to accruals for legal contingencies in connection with an adverse jury verdict rendered in April 2012 with respect to an asserted breach by the Company of a patent licensing agreement.

Note 3: Recent Accounting Pronouncements

New accounting pronouncements or changes in existing accounting pronouncements may have a significant effect on the results of operations, financial condition or net worth of the Company’s business operations.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued amendments to the guidelines on presenting comprehensive income. The objective of the amendments is to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendments are effective for the first reporting period beginning after December 15, 2012 and are to be applied prospectively.  The adoption of these amendments did not have a material effect on the Company’s condensed consolidated financial statements.

Note 4:  Investments

The Company has one investment that consists of 200,000 shares of the common stock of MFG, the holding company of MetaBank. The investment in MFG is an available-for-sale security and is included in the Condensed Consolidated Balance Sheets as a long-term investment.

As of March 31, 2013, the Company’s investment in MFG is stated at fair value using its quoted price on the NASDAQ stock market. As of March 31, 2013, the fair value of the Company’s investment in MFG was $5.3 million.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5: Property, Equipment and Software

Property, equipment and software consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(in thousands of dollars)

Computer and office equipment	$20,108	$20,172
Computer software	38,692	37,738
Furniture and fixtures	1,045	1,990
Leasehold improvements	2,203	3,186
Construction in progress	4,018	4,165
	66,066	67,251
Less: Accumulated depreciation	(41,537)	(43,508)
	$24,529	$23,743

Property, equipment and software are assessed for impairment whenever events or circumstances indicate the carrying value of an asset group may not be fully recoverable. This assessment involves a comparison between the carrying value of the asset group to the total future undiscounted cash flows associated with it. Impairment is recorded for long-lived assets in an amount equal to the excess of the carrying amount of the asset group over its estimated fair value. During the three months ended March 31, 2013, there were no events or circumstances indicating that the Company’s long-lived assets were impaired.

Depreciation expense for the three months ended March 31, 2013 and 2012 was approximately $3.2 million and $2.9 million, respectively.

Note 6: Intangible Assets

Intangible assets consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(in thousands of dollars)

Distributor and partner relationships	$26,426	$26,426
Trademarks and tradenames	10,615	10,615
Developed technology	7,261	7,261
Other	503	498
	44,805	44,800
Less: Accumulated amortization	(25,144)	(24,554)
	$19,661	$20,246

Amortization expense for each of the three months ended March 31, 2013 and 2012 was $0.6 million and $0.9 million, respectively.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7: Accrued Expenses

Accrued expenses as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012
	(in thousands of dollars)
Commissions payable to distributors	$8,182	$7,469
Accrued wages and related personnel expenses	$4,310	6,016
Other accrued expenses	$16,749	12,877
	$29,241	$26,362

Note 8: Debt

As of March 31, 2013, the Company’s outstanding debt included $70.0 million of borrowings under the Company’s revolving credit facility, under which SunTrust acts as administrative agent.

Outstanding balances under the Company’s current revolving credit facility are scheduled to mature in September 2015. During the three months ended March 31, 2013, the outstanding borrowings under this facility bore interest at a weighted average rate of 2.7%.

Under the Company’s credit facility, letters of credit may be issued for a period of up to one year (subject to any automatic renewal provisions), although all such letters of credit must expire at least ten business days prior to the current credit facility’s maturity date.  As of March 31, 2013, the Company had $7.3 million in letters of credit outstanding and had $7.7 million in letters of credit available for issuance.

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

The Company’s financial instruments include cash, cash equivalents, accounts receivable, long-term investments, investment in company-owned life insurance, accounts payable, obligations under its deferred compensation plan and borrowings under its revolving credit facility. As of March 31, 2013 and December 31, 2012, the fair values of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximated the carrying values of these instruments presented in the Company’s Condensed Consolidated Balance Sheets because of their short-term nature.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table is a summary of the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Assets
Long-term investment
Equity security	5,304	4,560	—	—	—	—

Other assets
Investment in company-owned life insurance	—	—	2,523	2,091	—	—

Other liabilities
Deferred compensation	—	—	2,506	2,059	—	—

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

The Company had no transfers between Level 1, Level 2 or Level 3 assets during the three months ended March 31, 2013.

As of March 31, 2013 and December 31, 2012, the Company’s long-term investment in MFG (see “Note 4”) was recorded at its fair value based on a quoted price in an active market (Level 1).

The Company’s obligations under its deferred compensation plan represent amounts deferred by participants under this plan. Amounts deferred by a participant are credited with earnings and investment gains and losses by assuming that the deferral was invested in one or more investment options selected by the participant from a family of money market funds and mutual funds chosen by the Company. These funds were recorded at their fair value as of March 31, 2013 and December 31, 2012 based on quoted prices in non-active markets and observable inputs other than quoted prices (Level 2).

The Company’s investment in company-owned life insurance consists of life insurance policies on some of the participants in its deferred compensation plan and related investments in money market funds and mutual funds were recorded at their fair value as of March 31, 2013 and December 31, 2012 based on quoted prices in non-active markets and observable inputs other than quoted prices (Level 2). Under the

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Company’s deferred compensation program, the cash surrender value of the company-owned life insurance policies is invested in instruments and in amounts that mirror the investment elections made by participants in the Company’s deferred compensation plan.

As of March 31, 2013 and December 31, 2012, the fair value of the Company’s borrowings under its revolving credit agreement were categorized as a Level 2 hierarchy and approximated their carrying value based on prevailing market rates for borrowings with similar ratings and maturities.

The following table presents the amortized cost, gross unrealized gains and losses and fair value for the Company’s investment in MFG:

	March 31, 2013				December 31, 2012
	Amortized	Gross Unrealized			Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
(in thousands of dollars)
Available-for-sale security
Equity security	4,305	999	—	5,304	4,305	255	—	4,560

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

Note 11: Share Based Payment

Summary of Stock Options and Restricted Stock Awards

During the three months ended March 31, 2013, the Company granted less than 0.1 million options with a fair value of less than $0.1 million and awarded less than 0.1 million shares of restricted stock with a fair value of less than $0.1 million to officers and employees under the Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan (the “2004 Plan”). The options and shares of restricted stock issued to employees generally vest in four equal installments on the four succeeding anniversaries of the grant date. Compensation expense associated with these equity awards is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.

The following table summarizes the assumptions used to value options granted during the three months ended March 31, 2013:

Expected volatility	50.5%
Expected dividend yield	—
Expected term	6.3 years
Risk free rate	2.1%
Weighted-average fair value of options at grant date	$5.24

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the year ended December 31, 2010, the board of directors modified the performance condition of certain performance-based options. Prior to the modification, the performance condition for employee option holders was the Company’s achievement of a pre-determined equity value hurdle in connection with an IPO or a change of control. The performance condition for all performance-based employee options, with the exception of those held by the Company’s CEO, was modified to be the earlier of (1) the Company’s achievement of a pre-determined equity value hurdle in or subsequent to an IPO, (2) a change in control prior to December 31, 2011 or (3) the Company’s achievement of a pre-determined earnings target. In 2012, the performance targets associated with these options were met, and in the first quarter of 2013, the Compensation Committee of the Company’s Board of Directors certified that the targets had been achieved. As a result, approximately 1.0 million options vested during the three months ended March 31, 2013.

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

Employees purchased less than 0.1 million shares at a price of $10.05 during the three months ended March 31, 2013 pursuant to the ESPP. For the three months ended March 31, 2013, the Company recognized expense of less than $0.1 million, associated with the ESPP. The intrinsic value of the shares purchased during the three months ended March 31, 2013 was approximately $0.1 million. The intrinsic value is calculated as the difference between the market price of the Company’s shares on the date of the purchase under the ESPP and the price paid for shares by participants in the ESPP, multiplied by the number of shares purchased.

Note 12: Earnings (Loss) Per Share

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

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2013, the potential dilutive effect of 1.4 million stock options were excluded from the computation of diluted weighted average shares outstanding because they were anti-dilutive.  These excluded options could potentially dilute earnings per share in the future.

The computation of diluted net loss per share for the three months ended March 31, 2012 excludes the impact of 12.3 million options outstanding to purchase shares of common stock,  0.9 million shares of restricted stock, and 0.7 million shares of series A convertible preferred stock because of the Company’s net loss available to common stockholders.

The following is a reconciliation of the numerator (net income (loss)) and the denominator (weighted average number of common shares) used in the calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	Common	Common
	Stock	Stock
	(in thousands, except per
	share data)

Basic earnings (loss) per common share:
Net income (loss)	$11,290	$(5,788)
Less: Undistributed earnings allocated to participating securities	(1,424)	—
Undistributed earnings available to common stockholders	$9,866	$(5,788)
Weighted-average common shares outstanding used in basic calculation	69,520	76,454
Basic earnings (loss) per common share	$0.14	$(0.08)

Diluted earnings (loss) per common share:
Undistributed earnings available to common stockholders	$9,866	$(5,788)
Add: Undistributed earnings allocated to participating securities	1,424	—
Net income (loss)	$11,290	$(5,788)

Weighted-average common shares outstanding used in basic calculation	69,520	76,454
Weighted-average effect of dilutive securities:
Conversion of preferred stock to common stock	7,000	—
Options	4,375	—
Restricted stock	599	—
Weighted-average common shares outstanding used in diluted calculation	81,494	76,454
Diluted earnings (loss) per common share	$0.14	$(0.08)

Note 13: Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2013 and 2012, was 36.0% and 40.0%, respectively. The effective tax rate for the three months ended March 31, 2013 differed from the statutory federal income tax rate of 35% primarily due to state income taxes and non-deductible stock compensation expense, partially offset by income tax benefits for discrete events, such as the effect of the extension of the federal research and development tax credit under the American Taxpayer Relief Act of 2012, as well as a tax benefit from disqualifying dispositions associated with the exercise of incentive stock options by employees. The effective tax rate for the three months ended March 31, 2012 differed from the statutory federal rate primarily due to state income taxes and non-deductible stock compensation expense.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the breakdown of our effective tax rate among federal, state, and other for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012

U.S. federal income tax	35.0%	35.0%
State income taxes, net of federal benefit	2.3	2.3
Permanent items	1.0	0.2
Other	(2.3)	2.5
Income tax expense	36.0%	40.0%

Note 14: Commitments and Contingencies

Operating Leases

The Company has commitments under operating lease agreements, principally for office space, that extend through May 31, 2017. During the three months ended March 31, 2013, there were no material changes to the Company’s future minimum commitments under its operating leases. Rent expense was $0.4 million during each of the three months ended March 31, 2013 and 2012, respectively.

Service Agreements

The Company has agreements with various third-party vendors and the members of the Company’s distribution network to provide card issuance services, network transaction services, internet data center services, advertising and other consulting services. The Company generally makes payments under these agreements on a monthly basis.  The remaining term of these agreements ranges from one to four years. During the three months ended March 31, 2013, there were no material changes to the Company’s future minimum commitments under its service agreements.

Guarantees

A significant portion of the Company’s business is conducted through distributors that provide load and reload services to cardholders at their locations. Members of the Company’s distribution and reload network collect cardholder funds and remit them by electronic transfer to the Issuing Banks for deposit in the cardholder accounts. The Company’s Issuing Banks typically receive cardholders’ funds no earlier than three business days after they are collected by the distributor. If any distributor fails to remit cardholders’ funds to the Company’s Issuing Banks, the Company typically reimburses the Issuing Banks for the shortfall created thereby. The Company manages the risk associated with this process through a formalized set of credit standards, volume limits and deposit requirements for certain distributors and by typically maintaining the right to offset any settlement shortfall against the commissions payable to the relevant distributor. To date, the Company has not experienced any significant losses associated with settlement failures and the Company had not recorded a settlement guarantee liability as of March 31, 2013 or December 31, 2012. As of March 31, 2013 and December 31, 2012, the Company’s estimated gross settlement exposure was $15.8 million and $13.5 million, respectively.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Some cardholders can incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although the Company generally declines authorization attempts for amounts that exceed the available balance in a cardholder’s account, the application of Networks’ rules and regulations, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees can, among other things, result in overdrawn card accounts. The Company also provides, as a courtesy and in its discretion, certain cardholders with a “cushion” that allows them to overdraw their card accounts by up to $10. In addition, eligible cardholders may enroll in the Issuing Banks’ overdraft protection programs and fund transactions that exceed the available balance in their accounts. The Company generally provides the funds used as part of these overdraft programs (MetaBank will advance the first $1.0 million on behalf of its cardholders) and is responsible to the Issuing Banks for any losses associated with any overdrawn account balances. As of March 31, 2013 and December 31, 2012, cardholders’ overdrawn account balances totaled $12.2 million and $11.7 million, respectively. As of March 31, 2013 and December 31, 2012, the Company’s reserves for the losses it estimates will arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to non-delivery of goods or services were $4.0 million and $3.6 million, respectively.

Baker

Frederick J. Baker (“Baker”) filed a purported consumer class action case against NetSpend, as well as one of its Issuing Banks and card associations (collectively, the “Defendants”), in the U.S District Court (the “Court”) for the District of New Jersey in November 2008 seeking damages and unspecified equitable relief.  In May 2009 Baker filed an amended complaint alleging that the Defendants violated the New Jersey Consumer Fraud Act (CFA), the New Jersey Truth-in-Consumer Contract, Warranty, and Notice Act (TCCWNA) and claiming unjust enrichment in connection with the Defendants’ alleged marketing, advertising, sale and post-sale handling of NetSpend’s gift card product in the State of New Jersey. In January 2012, the court granted Defendants’ motion in part and dismissed all claims except for the cause of action based on the alleged violation of the CFA. NetSpend filed its answer and affirmative defenses in February 2012.  NetSpend reached an agreement with the attorneys representing the purported plaintiffs in this case to contribute approximately $0.1 million to a fund that would be used to reimburse the consumers who may have been inadvertently overcharged and to reimburse the attorneys representing the plaintiffs for up to $0.3 million in fees. This settlement was approved by the Court in February 2013 and a final judgment was entered dismissing all claims in the amended complaint with prejudice and upon the merits. The settlement amounts were paid in April 2013.

Florida Office of the Attorney General

In May 2011, NetSpend, along with a number of other participants in the prepaid debit card industry, received a subpoena from the Florida Attorney General’s office requesting information regarding NetSpend’s marketing materials, fees charged to cardholders and the disclosures provided to them. NetSpend completed its initial documentary response to this request in June 2011. In October 2012, NetSpend, while denying that the Florida’s Attorney General’s office had jurisdiction over it and denying that it had failed to comply with applicable law, entered into an Assurance of Voluntary Compliance (the “AVC”) with the Florida Attorney General’s office documenting NetSpend’s commitment to continue to recommend to the Issuing Banks that they utilize clear and effective communications when marketing cards to Florida consumers.  Under the AVC, NetSpend reimbursed the Florida Attorney General’s office for the cost of its investigation and made a contribution to a non-profit entity that promotes financial literacy among young people in the first quarter of 2013.  NetSpend does not believe that compliance with the AVC will require material modifications to its method of doing business.

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

On July 13, 2012, Inter National Bank (“INB”), one of NetSpend’s Issuing Banks and a party to the 2009 settlement, filed a lawsuit against NetSpend in the 398th District Court of Hidalgo County, Texas related to the settlement and various related issues.  In general, INB’s claims relate to an asserted cumulative $10.5 million shortfall (overdraft) in certain administrative accounts at INB that are associated with the NetSpend card program. There is no deficit or other irregularity in the account where cardholder funds are held.  INB seeks a declaration that it has no liability for the shortfall and that the shortfall is instead NetSpend’s responsibility. Related to the shortfall and the surrounding circumstances, INB has also asserted claims against NetSpend for breach of contract, fraud/failure to disclose, breach of fiduciary duty, negligence, and unjust enrichment.  INB also seeks an accounting of all transactions that flowed through INB’s accounts from April 21, 2009 to July 31, 2011. INB seeks to recover from NetSpend its damages and its costs and attorneys’ fees incurred in connection with the lawsuit.  INB also asserted “provisional claims” of negligence and unjust enrichment against BDO Seidman, an accounting firm involved with the 2009 settlement, and MetaBank, which was also a party to the 2009 settlement, in the event INB suffers any loss in connection with the alleged shortfall.  INB has recently served BDO Seidman and MetaBank. MetaBank has filed an answer substantially denying INB’s claims. As of May 1, 2013, BDO Seidman has not made an appearance in the lawsuit.

NetSpend filed a counterclaim against INB, which alleges that INB has, in breach of its contractual obligations, refused to transfer the cardholder accounts to a successor bank and threatened to stop administering the cardholder accounts.  NetSpend sought a declaration that INB may not refuse to complete the account transfer based on the shortfall, that INB cannot condition completion of the account transfer on resolution of the shortfall, that INB cannot refuse to administer the NetSpend card accounts and that NetSpend has no liability for the shortfall.

On October 22, 2012, NetSpend and INB agreed to the entry of an order pursuant to which: (i) the parties agreed to undertake their best efforts to move the existing pooled INB cardholder accounts to another Issuing Bank on or before December 31, 2012 (or by February 16, 2013 if the parties were making substantial progress but the December 31 deadline could not be met despite the good faith efforts of the parties), (ii) INB would continue to administer its card program pending the account transfer and, (iii) NetSpend would contribute any funds needed to maintain an aggregate non-negative balance in the accounts at INB associated with the INB card program and to cause the accounts associated with the INB card program to close with a zero balance after completion of the account transfer.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pursuant to the agreed order, the transfer of the pooled INB cardholder accounts from INB to another Issuing Bank was completed in February 2013.  Following the completion of the transfer, a shortfall of approximately $10.5 million remained in an administrative account at INB associated with the card program.  Pursuant to the terms of the agreed order, funds deposited by NetSpend were applied to cure the shortfall. Prior to completing the account transfer, NetSpend established a reserve in the amount of $10.5 million related to the contingency under the agreed order and recognized a pretax operating expense during the year ended December 31, 2012 in a like amount.

The parties stipulated that NetSpend’s agreement to fund the asserted deficiency would not be construed as an admission by NetSpend that it has any liability for the shortfall and will not prejudice its claim that INB is solely responsible for the amount of the shortfall.  NetSpend’s contribution of funds will be reimbursable to NetSpend at the conclusion of the litigation, subject to the terms of any final judgment. The case was stayed pending the completion of the INB card portfolio transfer. Now that the pooled cardholder accounts have been moved from INB to another Issuing Bank, the stay is no longer in effect and the agreed order provides that liability for the shortfall (as between NetSpend and INB), if not otherwise resolved, will be determined by a trial between NetSpend and INB.

NetSpend intends to vigorously contest INB’s suit and to vigorously pursue its own counterclaims, as appropriate.  There is no scheduling order or trial date set at this time.

MiCash, Inc.

MiCash, Inc. (“MiCash”) filed a patent infringement case against NetSpend in the U.S. District Court for the Eastern District of Texas in April 2012. MiCash asserts in its complaint that NetSpend has been infringing a patent (United States Patent No. 7,258,274) issued in August of 2007 to MiCash because NetSpend has, among other things, allegedly used, sold or offered to sell prepaid card services which permit and authorize transfers of funds between prepaid debit cards. MiCash is seeking: a judgment that NetSpend has infringed its patent; an injunction prohibiting NetSpend from continuing to infringe its patent; damages for NetSpend’s alleged prior infringing activity; attorneys’ fees and costs; and if NetSpend’s infringement of the patent at issue is determined to be willful, enhanced damages. On June 18, 2012, NetSpend answered the complaint denying all of MiCash’s allegations, raising affirmative defenses and asserting counterclaims for declaratory judgment of non-infringement and invalidity. Discovery began in August 2012. The Company has not established reserves or ranges of possible loss related to these proceedings because, at this time, it has not determined that a loss is probable or that the amount of any possible loss is reasonably estimable.

Koehler; Bushansky

There are two putative class action lawsuits currently pending in connection with the proposed acquisition of the Company by Total System Services, Inc. (“TSYS”) (see “Note 17”).  On February 25, 2013, a putative class action lawsuit entitled Bushansky v. NetSpend Holdings, Inc. et al. (the “Bushansky action”) was filed in the District Court of Travis County, Texas.  On March 1, 2013, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware, entitled Koehler v. NetSpend Holdings, Inc. et al. (the “Koehler action”). A third putative class action entitled Litwin v. NetSpend Holdings, Inc. et al. was filed on February 22, 2013 in the Court of Chancery of the State of Delaware, but was voluntarily dismissed by the plaintiff by order granted on March 1, 2013.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Bushansky and Koehler actions name as defendants the Company, the Company’s Board of Directors (“Board”), TSYS, and General Merger Sub, Inc., a wholly-owned subsidiary of TSYS (“Sub”). Both of these actions were brought individually and on behalf of a putative class of the Company’s stockholders, and each alleges that the members of the Board breached their fiduciary duties in connection with TSYS’s proposed acquisition of the Company by depriving the Company’s stockholders of the full and fair value of their ownership interest in the Company.  Both actions further allege that the Company has failed to inform the Company’s stockholders of material facts regarding the proposed acquisition.  Both actions additionally allege that the Company, TSYS, and Sub aided and abetted the alleged breaches by the Board.  Both lawsuits seek equitable relief, including, among other things, to enjoin consummation of TSYS’s acquisition of the Company, rescission of the related Merger Agreement, and an award of all costs, including reasonable attorneys’ fees and other expenses. The Koehler action also seeks an award of compensatory damages and/or rescissory damages.  Expedited discovery has been completed in the Koehler action and the Court has set a preliminary injunction hearing for May 10, 2013.  The plaintiff in the Bushansky action has agreed not to seek expedited discovery or a preliminary injunction so long as a preliminary injunction is sought by plaintiff in the Koehler action, and the defendants agreed to provide the plaintiff in the Bushansky action with the same discovery previously made available in the Koehler action.  Accordingly, no additional discovery has been made in the Bushansky action. The Company has not established reserves or ranges of possible loss related to these proceedings because, at this time, it has not determined that a loss is probable or that the amount of any possible loss is reasonably estimable.

Other

In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. Management believes that the outcomes of such actions or proceedings will not have a material effect on the Company’s financial position, results of operations, cash flows or liquidity.

Note 15: Employee Benefit Plans

The Company has established a defined contribution retirement plan under section 401(k) of the Internal Revenue Code (the “401(k) Plan”). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation, not to exceed a federally specified maximum ($17,500 for 2013, plus $5,500 for employees age 50 or older), on a pre-tax basis. The Company contributes to the program by matching funds based on a percentage of the employee’s contribution.  The Company generally matches 100% of the first 3% of wages contributed by an employee and 50% of the next 2% of wages contributed by that employee.  The Company is also permitted to make a profit-sharing contribution to the 401(k) Plan, as determined annually at the discretion of the board of directors. For the three months ended March 31, 2013 and 2012, the Company’s match under the 401(k) Plan was approximately $0.4 million and $0.3 million, respectively. No profit-sharing contributions were made during the three months ended March 31, 2013 or March 31, 2012.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company has a deferred compensation plan (the “Deferral Plan”) for the benefit of certain of its eligible employees. Participating employees may defer a certain percentage of their base salary and annual bonus.  These percentages are determined on an annual basis by the Company’s compensation committee.  For the current Deferral Plan year, participating employees may defer up to 80% of their salary and 100% of their annual bonus. Amounts deferred by a participant are credited with earnings and investment gains and losses by assuming that the deferral was invested in one or more investment options selected by the participants from a family of mutual funds chosen by the Company. In addition, the Company may, but is not required to, make contributions into the Deferral Plan on behalf of the participating employees. The amount of any Company contributions is discretionary and subject to change. The Company did not make any contributions to the Deferral Plan during the three months ended March 31, 2013 and 2012. Each employee’s deferrals, together with any earnings thereon, are accrued as part of the unsecured, other non-current liabilities of the Company on the accompanying Condensed Consolidated Balance Sheets. The deferred compensation liability was $2.5 million and $2.1 million as of March 31, 2013 and December 31, 2012, respectively.

To offset this liability, the Company has purchased life insurance policies on some of the plan participants. The Company is the owner and beneficiary of the policies and these policies are intended to produce cash to help fund the Company’s obligations under the Deferral Plan. The Company intends to hold the life insurance policies until the death of the plan participants. The net cash surrender value of these life insurance policies was $2.5 million and $2.1 million as of March 31, 2013 and December 31, 2012, respectively. The cash surrender value of the policies is invested in instruments that mirror the investment decisions made by participants in the deferred compensation plan. The aggregate death benefits payable to the Company under the life insurance policies are included on the accompanying Condensed Consolidated Balance Sheets in other assets.

Note 16: Related Party Transactions

ACE

The JLL Funds own approximately 97% of ACE, the Company’s largest distributor. The JLL Funds beneficially owned more than five percent of the Company’s outstanding common stock as of March 31, 2013. Pursuant to an existing services agreement with ACE, the Company derives revenues from the cardholders it acquires through ACE and pays a portion of these revenues to ACE as commissions.  In addition, the Company provides ACE with a marketing allowance that it can apply against the expenses it incurs in connection with its efforts to advertise and promote the cards managed by the Company.  The Company incurred expenses from transactions with ACE of $13.9 million and $13.5 million for the three months ended March 31, 2013 and 2012, respectively. Revenues derived from cardholders acquired through ACE represented approximately one-third of the Company’s revenues during each of the three months ended March 31, 2013 and 2012. As of March 31, 2013 and December 31, 2012, $3.8 million and $3.5 million, respectively, was payable to ACE.

Pursuant to the services agreement, ACE pays fees to the Company when cardholders withdraw cash from their cards at ACE stores.  Under this arrangement, ACE paid the Company $1.9 million and $1.7 million for the three months ended March 31, 2013 and 2012, respectively.

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Sutherland

Oak Investment Partners X, LP and Oak X Affiliates Fund, LP (collectively “Oak”) own in excess of 10% of Sutherland Global Services, Inc. (“Sutherland”), one of the Company’s external customer service providers. Oak beneficially owned more than five percent of the Company’s outstanding common stock as of March 31, 2013. The Company incurred expenses from transactions with Sutherland of $2.6 million and $1.8 million during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, $0.7 million and $1.0 million, respectively, was payable to Sutherland.

Vesta

Oak owns in excess of 10% of Vesta Corporation (“Vesta”), which provides reload services to the Company’s cardholders. The Company earned revenues from transactions with Vesta of $0.1 million and during each of the three months ended March 31, 2013 and 2012. Additionally, the Company incurred expenses from transactions with Vesta of $0.1 million during each of the three months ended March 31, 2013 and 2012.

Birardi Investments, LLC; Henry CJ1, LLC

Pursuant to his employment agreement, the Company reimburses its CEO for up to $0.5 million of expenses per year related to the use of private aircraft while traveling on Company business. Birardi (“Birardi”) Investments, LLC and Henry CJ1, LLC (“Henry CJ1”), airplane leasing companies owned by the CEO, supply aircraft that is used for this travel. Birardi and Henry CJ1 were each paid less than $0.1 million during the three months ended March 31, 2013 and 2012, respectively.

Note 17: TSYS Merger

On February 19, 2013, the Company entered into a merger agreement with Total System Services, Inc. (“TSYS”) pursuant to which each share of common stock of the Company (other than any dissenting shares, treasury shares, or shares held by the Company, TSYS or any of their subsidiaries) will be converted into $16 in cash, subject to the terms and conditions of the merger agreement.  The closing of the merger is subject to customary closing conditions. Additionally, the merger agreement contains certain termination rights of each party to the agreement, which includes that upon termination of the agreement under specified circumstances, the Company may be required to (i) reimburse TSYS for its out-of-pocket expenses reasonably incurred in connection with the merger agreement up to $10 million and/or (ii) pay TSYS a termination fee of $52.6 million, less any expenses reimbursed.

In connection with the execution of the merger agreement and as required by TSYS, the Company entered into an addendum to its existing services agreement with ACE (the “Addendum”) which, among other things:

• extends the terms of such agreement an additional five years;

• contemplates a $3 million cash payment to ACE payable in connection with the consummation of the merger;

• adopts new commission tiers for the fees payable by the Company to ACE in connection with the loading of cards at ACE stores (“in-store load commission tiers”) and the loading of ACE cards via direct deposit (“direct deposit commission tiers” and, together with the in-store load commission tiers, the “new commission tiers”);

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

• provides financial incentives to ACE to increase cardholder acquisition, including ACE’s acquisition of cardholders through its website;

• adopts new tiers for the fees ACE pays to the Company when cardholders withdraw cash from their cards at ACE stores; and

• increases the annual marketing allowance payable to ACE in connection with the card program.

The effectiveness of the Addendum is conditioned in all respects upon the consummation of the merger.

On February 19, 2013 the Company entered into (1) an amendment to the employment agreement for each of George Gresham, the Company’s Chief Financial Officer, and Steven Coleman, the Company’s Executive Vice President, General Counsel and Secretary to provide a payment to each executive in the amount of any excise tax that may be imposed under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”) in connection with any “excess parachute payments” that may be paid to the executive under Section 280G of the Code as the result of a change in control of the Company that occurs on or prior to December 31, 2013 together with the amount of any income, employment or excise taxes imposed on such payment; and (2) an amendment to the outstanding stock option and restricted stock agreements with each of Mr. Gresham and Mr. Coleman providing for the vesting of any unvested portion of such stock options and restricted stock awards in the event the executive’s employment with the Company is terminated by the Company without cause or the executive terminates his employment for good reason, in either case, during the 30-day period prior to a change in control and the termination is in connection with the change in control transaction.

During the three months ended March 31, 2013, the Company recorded approximately $2.7 million of costs associated with the anticipated transaction with TSYS within other losses and expenses on the Condensed Consolidated Statement of Operations.

Note 18: Subsequent Events

Principal Payment on Debt

In April 2013, the Company repaid $12.0 million under its revolving credit facility.

Special Meeting of Stockholders

A special meeting of stockholders of the Company will be held on May 22, 2013 at 10:00 a.m. Central Time, at the offices of Baker Botts, L.L.P., 98 San Jacinto Blvd., Suite 1500, Austin, Texas 78701.

The special meeting will be held for the following purposes:

1.     To consider and vote on a proposal to adopt the Agreement and Plan of Merger dated, as of February 19, 2013, by and among Total System Services, Inc., General Merger Sub, Inc. and the Company, as it may be amended from time to time (the “Merger Agreement”).

NetSpend Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.     To consider and vote on a proposal to adjourn the special meeting, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time of the special meeting to approve the proposal to adopt the Merger Agreement.

3.     To consider and approve a non-binding advisory proposal to approve certain agreements with, and items of compensation that may be paid or become payable to, our named executive officers in connection with the merger.

The Board of Directors of the Company has fixed the close of business on April 3, 2013 as the record date for determining stockholders entitled to notice of and to vote at the special meeting.

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

•                  our dependence on a limited number of distributors of our products;

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

These and other factors are more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2012. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans, objectives or projected financial results referred to in any of the forward-looking statements. Except as required by law, we do not intend to update any of these forward-looking statements to reflect future events or circumstances.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. In this Quarterly Report, unless otherwise specified, “NetSpend,” “we,” “us,” and “our” refer to NetSpend Holdings, Inc. and its consolidated subsidiaries.

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

We are pursuing a bank diversification strategy and we are distributing our card issuing activities across three issuing banks, in addition to the banks that issue our payroll cards. We are focused on balancing our diversification strategy with the protection of existing cardholder and direct deposit relationships and other operational considerations. In furtherance of this strategy we entered into an agreement with The Bancorp Bank (“Bancorp”) in January 2011 pursuant to which Bancorp serves as an Issuing Bank for some of our new and existing card programs, including the cards we distribute through traditional retailers. We have also signed an agreement with BofI Federal Bank (“BofI”) pursuant to which we will manage GPR and payroll cards issued by it. BofI began issuing GPR cards in January 2013 and payroll cards in February 2013. We are continuing our discussions with other prospective issuing banks.

In May 2011, we amended our agreement with Inter National Bank (“INB”) to extend the date by which we agreed to transition the GPR cards issued by INB to another bank from July 2011 to September 2011. We have transitioned the distributors of cards issued by INB to other Issuing Banks and we transitioned INB’s cardholder portfolio to Bancorp in February 2013. We and INB are engaged in an active dispute regarding the contractual obligations of the parties in connection with the transition of INB’s portfolio.

During the first quarter of 2013, SunTrust Bank (“SunTrust”), U.S. Bank (“USB”) and BofI acted as issuers of our payroll cards. In February 2013, we transferred the USB portfolio to BofI. Our contract with SunTrust has been extended to September 2015. We are actively seeking to sign agreements with additional banks to act as issuers of payroll cards. As a result of these efforts, we signed an agreement with Regions Bank pursuant to which we will act as the program manager for the payroll cards to be issued by it.

Recent Developments

On February 19, 2013, we entered into a merger agreement with Total System Services, Inc. (“TSYS”) pursuant to which each share of our common stock (other than any dissenting shares, treasury shares, or shares held by us, TSYS or any of their subsidiaries) will be converted into $16 in cash, subject to the terms and conditions of the merger agreement. For additional information, see Note 17. “TSYS Merger” within the Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Key Business Metrics

As a leading manager of providers of GPR card programs and related alternative financial services to underbanked consumers, we evaluate a number of business metrics to monitor our performance and manage our business. We believe the following metrics are the primary indicators of our performance.

Number of Active Cards — represents the total number of GPR cards that have had a PIN or signature-based purchase transaction, a point-of-sale load transaction or an ATM withdrawal within three months of the date of determination. The programs we manage had approximately 3,158,000 and 2,350,000 active cards as of March 31, 2013 and 2012, respectively.

Number of Active Cards with Direct Deposit — represents the number of active cards that have had a direct deposit load within the three months of the date of determination.  We managed 1,708,000 and 1,025,000 direct deposit active cards as of March 31, 2013 and 2012, respectively. Our strategy is to focus on increasing the number of cards that receive direct deposits because cardholders who use direct deposit generate more revenue for us than those who do not.  Additionally, consumers who receive direct deposits tend to remain in our programs longer than non-direct deposit cardholders.

Percentage of Active Cards with Direct Deposit — represents the percentage of active GPR cards that have had a direct deposit load within three months of the date of determination. The percentage of active cards that were direct deposit active cards as of March 31, 2013 and 2012 was approximately 54% and 44%, respectively.

Gross Dollar Volume (“GDV”) — represents the total dollar volume of debit transactions and cash withdrawals made using the GPR cards we manage. Our gross dollar volume, also known in the industry as purchase volume, was $5.4 billion and $3.8 billion for the three months ended March 31, 2013 and 2012, respectively. Approximately 86.8% and 82.2% of the gross dollar volume for the three months ended March 31, 2013 and 2012, respectively, was made using active cards with direct deposit.

Non-GAAP Financial Metrics

Adjusted EBITDA — We use a non-GAAP financial metric that we label “Adjusted EBITDA” to evaluate our financial performance. We compute Adjusted EBITDA by adjusting net income or net loss to remove the effect of income and expenses related to interest, taxes, depreciation and amortization (“EBITDA”) and then adjusting for stock-based compensation and non-recurring gains and losses. We believe that Adjusted EBITDA is an important metric for the following reasons:

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

Adjusted Net Income — In addition to Adjusted EBITDA, we use a second non-GAAP financial metric that we label “Adjusted Net Income” to evaluate our financial performance. We compute Adjusted Net Income by adjusting net income or net loss to remove tax-effected amortization expense, stock-based compensation and other non-recurring gains and losses.  We believe that Adjusted Net Income is an important metric that is useful to our board of directors, management and investors for the following reasons:

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

By providing these non-GAAP financial measures, together with the reconciliations below, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing strategic initiatives. Our Adjusted EBITDA and Adjusted Net Income are not necessarily comparable to what other companies define as Adjusted EBITDA and Adjusted Net Income. In addition, Adjusted EBITDA and Adjusted Net Income are not measures defined by U.S. GAAP and should not be considered as substitutes for or alternatives to net income, operating income, cash flows from operating activities or other financial information as determined by U.S. GAAP. Our presentation of Adjusted EBITDA and Adjusted Net Income should not be construed as an implication that our future results will be unaffected by unusual or non-recurring items.

The following is a reconciliation of our net income (loss) for the three months ended March 31, 2013 and 2012 to Adjusted EBITDA.

	Three Months Ended
	March 31,
	2013	2012
	(in thousands of dollars)

Net income (loss)	$11,290	$(5,788)

Interest income	(31)	(36)
Interest expense	722	720
Income tax expense (benefit)	6,351	(3,860)
Depreciation and amortization	3,778	3,781
EBITDA	22,110	(5,183)

Stock-based compensation expense	3,051	2,990
Other losses and expenses	2,704	25,315
Adjusted EBITDA	$27,865	$23,122

Other losses and expenses of $2.7 million in the three months ended March 31, 2013 primarily related to accruals associated with the anticipated transaction with TSYS. Other losses and expenses of $25.3 million in the three months ended March 31, 2012 primarily related to accruals for legal contingencies.

The following is a reconciliation of our net income (loss), the most comparable GAAP measure, for the three months ended March 31, 2013 and 2012 to Adjusted Net Income.

	Three Months Ended
	March 31,
	2013	2012
	(in thousands of dollars, except percentages and per share data)

Net income (loss)	$11,290	$(5,788)

Stock-based compensation expense	3,051	2,990
Amortization of intangibles	590	881
Other losses and expenses	2,704	25,315
Total pre-tax adjustments	6,345	29,186

Tax rate	36.0%	40.0%
Tax adjustment	2,284	11,674

Adjusted net income	$15,351	$11,724

Adjusted net income per share: (1)
Basic	$0.22	$0.15
Diluted	$0.19	$0.13

(1) Diluted share counts used in the computation of adjusted net income per share for the three months ends March 31, 2012 are approximately 87.3 million shares compared to approximately 76.5 million shares used in the computation of GAAP diluted earnings per share.  The GAAP diluted shares outstanding excludes the potential dilutive impact of 12.3 million options, 0.9 million shares of restricted stock and 0.7 million shares of series A convertible preferred stock which are considered  to be anti-dilutive.

Other losses and expenses of $2.7 million in the three months ended March 31, 2013 primarily related to accruals associated with the anticipated transaction with TSYS. Other losses and expenses of $25.3 million in the three months ended March 31, 2012 primarily related to accruals for legal contingencies.

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

Revenue resulting from the service fees charged to our cardholders described above is recognized when the fees are charged because the earnings process is substantially complete, except for revenue resulting from the initial activation of our cards and annual subscription fees. Revenue resulting from the initial activation of our cards is recognized ratably, net of commissions paid to our distributors, over the average account life. Revenue resulting from annual subscription fees is recognized ratably over the annual period to which the fees relate.

Our revenues also include fees charged in connection with program management and processing services we provide for private-label programs. Revenue resulting from these fees is recognized when we have fulfilled our obligations under the underlying service agreements.

We earn revenues from a portion of the interchange fees paid by merchants when cardholders make purchase transactions using their cards. Subject to applicable law, interchange fees are fixed by the card associations and network organizations (the “Networks”). Interchange revenues are recognized net of sponsorship, licensing and processing fees charged by the Networks for services they provide in processing transactions routed through them. Interchange revenue is recognized during the period that the related purchase transactions occur. Also included in interchange revenue are fees earned from branding agreements with the Networks.

Our quarterly operating revenues fluctuate as a result of certain seasonal factors. The most significant increases in the number of our active cards and our GDV typically occur in the first three months of each year as a result of consumers acquiring new cards and loading them with their tax refunds. This seasonal variance became more pronounced in 2013 due to our agreement with Intuit, Inc. (“Intuit”) pursuant to which we provide the only GPR card that can be ordered through the use of its TurboTax software. We began marketing cards under this program in early 2013.

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

Other losses and expenses — Other losses and expenses consist of legal contingencies, accruals associated with the anticipated transaction with TSYS and other infrequent losses.

Other Income (Expense)

Other income (expense) primarily consists of interest income and interest expense. Interest income represents interest we receive on our cash and cash equivalents. Interest expense is associated with our long-term debt and capital leases.

Income Tax Expense (Benefit)

Income tax expense (benefit) primarily consists of corporate income taxes on our profits (losses).

Condensed Consolidated Statements of Operations Data (unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(in thousands of dollars)

Operating Revenues	$117,261	$91,393

Operating Expenses
Direct operating costs	61,798	47,071
Salaries, benefits and other personnel expenses	15,118	14,113
Advertising, marketing and promotion costs	9,521	5,072
Other general and administrative costs	6,010	5,005
Depreciation and amortization	3,778	3,781
Other losses and expenses	2,704	25,315
Total operating expenses	98,929	100,357

Operating income (loss)	18,332	(8,964)

Other Income (Expense)
Interest income	31	36
Interest expense	(722)	(720)
Total other expense	(691)	(684)

Income (loss) before income taxes	17,641	(9,648)

Income tax expense (benefit)	6,351	(3,860)

Net income (loss)	$11,290	$(5,788)

Consolidated Statements of Operations Data as a Percentage of Total Revenues (unaudited)

	Three Months Ended
	March 31,
	2013	2012

Operating Revenues	100.0%	100.0%

Operating Expenses
Direct operating costs	52.7	51.5
Salaries, benefits and other personnel expenses	12.9	15.4
Advertising, marketing and promotion costs	8.1	5.6
Other general and administrative costs	5.1	5.5
Depreciation and amortization	3.3	4.1
Other losses and expenses	2.3	27.7
Total operating expenses	84.4	109.8

Operating income (loss)	15.6	(9.8)

Other Income (Expense)
Interest income	—	0.1
Interest expense	(0.6)	(0.8)
Total other expense	(0.6)	(0.7)

Income (loss) before income taxes	15.0	(10.5)

Income tax expense (benefit)	5.4	(4.2)

Net income (loss)	9.6%	(6.3)%

Comparison of Three Months Ended March 31, 2013 and 2012 (unaudited)

Operating Revenues

Operating Revenues — Our operating revenues totaled $117.3 million for the three months ended March 31, 2013, an increase of $25.9 million, or 28.3%, from the $91.4 million seen in the comparable period in 2012. Service fees represented approximately 72.0% of our revenue for the three months ended March 31, 2013 with the balance of our revenue consisting of interchange fees. Service fee revenue increased $15.7 million, or 22.8%, from $68.8 million in the three months ended March 31, 2012 to $84.5 million in the comparable period in 2013. This increase in service fee revenue was substantially driven by an increase in the average number of active cards we managed.

Interchange revenue represented approximately 28.0% of our operating revenues for the three months ended March 31, 2013 and 24.7% for the comparable period in 2012. Interchange revenue increased $10.2 million, or 45.1%, from $22.6 million in the three months ended March 31, 2012 to $32.8 million in the comparable period in 2013. This increase was primarily the result of a 42.1% increase in our gross dollar volume and, to a lesser extent, more favorable rates on some of our interchange revenue contracts negotiated during the first quarter of 2013.

Operating Expenses

The following table presents the breakdown of our operating expenses among direct operating costs, personnel costs, advertising and marketing costs, other general and administrative costs, depreciation and amortization and other components of operating expenses:

	Three Months Ended March 31,
	2013		2012
	Amount	Percentage of Total Operating Revenues	Amount	Percentage of Total Operating Revenues	Change
	(in thousands of dollars)

Direct operating costs	$61,798	52.7%	$47,071	51.5%	$14,727
Salaries, benefits and other personnel costs	15,118	12.9	14,113	15.4	1,005
Advertising, marketing and promotion costs	9,521	8.1	5,072	5.6	4,449
Other general and administrative costs	6,010	5.1	5,005	5.5	1,005
Depreciation and amortization	3,778	3.3	3,781	4.1	(3)
Other losses and expenses	2,704	2.3	25,315	27.7	(22,611)
Total operating expenses	$98,929	84.4%	$100,357	109.8%	$(1,428)

Direct Operating Costs — Our direct operating costs were $61.8 million in the three months ended March 31, 2013, an increase of $14.7 million, or 31.2%, from the comparable period in 2012.  As a percentage of revenues, our direct operating costs increased from 51.5% of revenues in the first quarter of 2012 to 52.7% in the first quarter of 2013.  This net increase, as a percentage of revenue, was primarily caused by an increase in investment in our distribution activities through traditional retailers and direct-to-consumer acquisition activities and, to a lesser extent, an increase in customer service and call center costs.

Salaries, Benefits and Other Personnel Costs — Our salaries, benefits and other personnel costs were $15.1 million in the three months ended March 31, 2013, an increase of $1.0 million, or 7.1%, from the comparable period in 2012. As a percentage of revenues, our salaries, benefits and other personnel costs decreased from 15.4% of revenues in the first quarter of 2012 to 12.9% in the first quarter of 2013. This decrease was primarily the result of lower compensation expense, as a percentage of revenue, due to greater efficiencies of scale and, to a lesser extent, the result of relatively consistent levels of stock based compensation expenses during a period of increasing revenues.

Advertising, Marketing and Promotion Costs — Our advertising, marketing and promotion costs were $9.5 million in the three months ended March 31, 2013, an increase of $4.4 million, or 86.3%, from the comparable period in 2012. As a percentage of revenues, our advertising, marketing and promotion costs increased from 5.6% of revenues in the first quarter of 2012 to 8.1% in the first quarter of 2013.  This increase was due to an increase in our investment in direct-to-consumer marketing such as internet, television and direct mail advertising.

Other General and Administrative Costs — Our other general and administrative costs were $6.0 million in the three months ended March 31, 2013, an increase of $1.0 million, or 20.0%, from the comparable period of 2012. As a percentage of revenues, our general and administrative costs decreased from 5.5% of revenues in the first quarter of 2012 to 5.1% in the first quarter of 2013.  This decrease was due to greater efficiencies of scale.

Depreciation and Amortization — Our depreciation and amortization costs were $3.8 million in the three months ended March 31, 2013 which was relatively consistent with the comparable period in 2012.

Other Losses and Expenses — Other losses and expenses of $2.7 million in the three months ended March 31, 2013 primarily related to accruals associated with the anticipated transaction with TSYS. Other losses and expenses of $25.3 million in the three months ended March 31, 2012 primarily related to accruals for legal contingencies.

Other Income (Expense)

Other expenses were $0.7 million during the three months ended March 31, 2013, which was relatively consistent with the comparable period in 2012.

Income Tax Expense

The following table presents the breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended March 31,
	2013	2012

U.S. federal income tax	35.0%	35.0%
State income taxes, net of federal benefit	2.3	2.3
Permanent items	1.0	0.2
Other	(2.3)	2.5
Income tax expense	36.0%	40.0%

Our total income tax expense was $6.4 million during the three months ended March 31, 2013, compared to an income tax benefit of $3.9 million for the comparable period in 2012, primarily as a result of a period-over-period increase in our taxable income. Our effective tax rate during the three months ended March 31, 2013 decreased by 4.0% from the comparable period in 2012. This decrease was primarily the result of income tax benefits recorded during the three months ended March 31, 2013 for discrete events, such as the effect of the extension of the federal research and development tax credit under the American Taxpayer Relief Act of 2012, as well as a higher tax benefit from disqualifying dispositions associated with the exercise of incentive stock options by employees.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from our operating activities and access to borrowings under our revolving credit facility. We believe our current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of our business for at least the next twelve months.

Comparison of Three Months Ended March 31, 2013 and 2012 (unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands of dollars)

Net cash provided by operating activities	$11,032	$17,035
Net cash used in investing activities	(4,400)	(3,648)
Net cash used in financing activities	(3,812)	(15,602)
Net change in cash and cash equivalents	$2,820	$(2,215)

Cash Flows from Operating Activities

During the three months ended March 31, 2013, our operating activities provided $11.0 million of cash from net income of $11.3 million and $11.5 million of non-cash adjustments to net income, offset by $11.8 million in cash used by changes in operating assets and liabilities. The $11.5 million adjustment to net income for non-cash items primarily relates to a $3.8 million of depreciation and amortization expense, a $5.8 million provision for cardholder losses, $3.1 million of stock-based compensation expense and $1.0 million in deferred income taxes, offset by a $2.2 million tax benefit associated with the exercise of stock options. The $11.8 million in cash used by changes in operating assets and liabilities was primarily the result of $10.6 million for payments of litigation contingencies (related primarily to the INB matter (see Note 14. “Commitments and Contingencies” to the Condensed Consolidated Financial Statements)), $5.5 million of payments against our cardholders’ reserve, a $1.7 million increase in accounts receivable and a $3.1 million increase in other long-term assets. These were offset by a $6.0 million increase in our accounts payable and accrued expenses and a $4.5 million change in income tax payable.

The $6.0 million decrease in operating cash flows from the three months ended March 31, 2012 to the three months ended March 31, 2013 relates to a $14.0 million decrease in non-cash adjustments and a $9.1 million increase in cash used by changes in operating assets and liabilities, offset by a $17.1 million increase in net income. During the first three months of 2012, $25.5 million of cash was provided by non-cash adjustments to net loss while $11.5 million of cash was provided by non-cash adjustments to net income during the first three months of 2013. This $14.0 million decrease in non-cash adjustments to net income (loss) was primarily caused by recording a $24.2 million litigation contingency during the first three months of 2012 partially offset by a $10.5 million change in deferred income taxes. The $9.1 million increase in cash used by changes in operating assets and liabilities was primarily the result of payments of litigation contingencies during the first quarter of 2013.

Cash Flows from Investing Activities

Investing activities used $4.4 million of cash for the three months ended March 31, 2013, due to $4.0 million of purchases of property, equipment and software and $0.4 million in premiums paid on life insurance policies issued to support our obligations under our deferred compensation plan. Cash used by investing activities for the three months ended March 31, 2012 was $3.6 million, due to $3.3 million of purchases of property, equipment and software and $0.4 million in premiums paid on life insurance policies issued to support our obligations under our deferred compensation plan.

Cash Flows from Financing Activities

Financing activities used $3.8 million of cash for the three months ended March 31, 2013, primarily related to a $10.0 million principal payment on debt, partially offset by $4.0 million of cash received upon the exercise of stock options and a $2.2 million tax benefit associated with the exercise of stock options.  For the three months ended March 31, 2012, financing activities used $15.6 million of cash, primarily related to $17.4 million used to repurchase outstanding shares of common stock. This cash outflow was partially offset by $1.3 million of cash received upon the exercise of stock options and a $0.5 million tax benefit associated with the exercise of stock options.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are comprised of settlement indemnifications and overdraft guarantees issued in favor of our Issuing Banks. We enter into operating leases, purchase orders and other commitments in the ordinary course of business as discussed below and reflected in our contractual obligations and commitments table in our Annual Report on Form 10-K for the year ended December 31, 2012.

A significant portion of our business is conducted through distributors that provide load and reload services to cardholders at their locations. Members of our distribution and reload network collect cardholder funds and remit them by electronic transfer to our Issuing Banks for deposit in the cardholder accounts. Our Issuing Banks typically receive cardholders’ funds no earlier than three business days after they are collected by the distributor. If any distributor fails to remit cardholders’ funds to our Issuing Banks, we typically reimburse our Issuing Banks for the shortfall created thereby. We manage the risk associated with this process through a formalized set of credit standards, volume limits and deposit requirements for certain distributors and by typically maintaining the right to offset any settlement shortfall against the commissions payable to the relevant distributor. To date, we have not experienced any significant losses associated with settlement failures and we have not recorded a settlement guarantee liability as of March 31, 2013.  As of March 31, 2013, our estimated gross settlement exposure was $15.8 million.

Some cardholders can incur charges in excess of the funds available in their accounts and are liable for the resulting overdrawn account balance. Although we generally decline authorization attempts for amounts that exceed the available balance in a cardholder’s account, the application of the rules and regulations of the Networks, the timing of the settlement of transactions and the assessment of subscription, maintenance or other fees can, among other things, result in overdrawn card accounts. We also provide, as a courtesy and at our discretion, certain cardholders with a “cushion” which allows them to overdraw their card accounts by up to $10. In addition, certain eligible cardholders may enroll in our Issuing Banks’ overdraft protection programs and fund transactions that exceed the available balance in their accounts. We generally provide the funds used as part of these overdraft programs (MetaBank will advance the first $1.0 million on behalf of its cardholders) and are responsible to our Issuing Banks for any losses associated with any overdrawn account balances. As of March 31, 2013, our cardholders’ overdrawn account balances totaled $12.2 million. As of March 31, 2013, our reserve for the losses we estimate will arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to non-delivery of goods or services was approximately $4.0 million.

Significant Accounting Policies and Critical Estimates

During the period covered by this Quarterly Report on Form 10-Q there have been no material updates to our significant accounting policies and critical estimates set forth in “Part II—Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. These risks are primarily associated with fluctuating interest rates for borrowings under our revolving credit facility. Borrowings under this facility bear interest based on current market rates. We have not historically used derivative financial instruments to manage this market risk. As of March 31, 2013, we had borrowed $70.0 million under our revolving credit facility. This facility has a maturity date of September 2015. Interest on this debt accrued at a weighted average rate of 2.7% during the first three months of 2013. A 1.0% increase or decrease in interest rates would have had a $0.2 million impact on our operating results and cash flows for the three months ended March 31, 2013.

The table below presents principal amounts and related weighted average interest rates as of March 31, 2013 for our revolving credit facility:

(in thousands of dollars)

Revolving credit facility	$70,000
Weighted average interest rate	2.7%

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

The following table summarizes the repurchases we made of our Common Stock during the three months ended March 31, 2013.

Calendar Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January	—		$—	—	$—
February	26,925	(a)	11.00	—	—
March	—		—	—	—
Total	26,925		$11.00	—

(a) Amount represents the number of shares that were withheld upon the vesting of restricted stock awards to cover the income tax withholding obligations of the holders of the awards.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of February 19, 2013, among Total System Services, Inc., General Merger Sub, Inc. and NetSpend Holdings, Inc. (filed as Exhibit 2.1 to NetSpend Holdings, Inc.’s Current Report on Form 8-K filed on February 19, 2013 (the “February 19 8-K”) and incorporated by reference herein)

3.1

Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with the SEC on November 10, 2010)

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

10.1	Addendum, dated as of May 1, 2012, to the Fourth Amended and Restated Independent Agency Agreement by and between ACE Cash Express, Inc. and NetSpend Corporation

10.2 †	Second Addendum, dated as of February 19, 2013, to the Fourth Amended and Restated Independent Agency Agreement by and between ACE Cash Express, Inc. and NetSpend Corporation

10.3	Form of Amendment, dated February 19, 2013, to the Stock Option Award Agreements and the Restricted Stock Agreements between NetSpend Holdings, Inc. and James Jerome

10.4

Form of First Amendment to Employment Agreement between NetSpend Corporation and each of George W. Gresham and Steven F. Coleman (filed as Exhibit 10.1 to the February 19 8-K and incorporated by reference herein)

10.5

Form of Amendment to the Stock Option Award Agreements and the Restricted Stock Agreements between NetSpend Holdings, Inc. and each of George W. Gresham and Steven F. Coleman (filed as Exhibit 10.2 to the February 19 8-K and incorporated by reference herein)

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

101*

The following materials from the NetSpend Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

* - Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

† - Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSPEND HOLDINGS, INC.

	By:	/s/ Daniel R. Henry
Daniel R. Henry
Chief Executive Officer

May 3, 2013

Exhibit Index

Exhibit Number	Description

10.1	Addendum, dated as of May 1, 2012, to the Fourth Amended and Restated Independent Agency Agreement by and between ACE Cash Express, Inc. and NetSpend Corporation

10.2 †	Second Addendum, dated as of February 19, 2013, to the Fourth Amended and Restated Independent Agency Agreement by and between ACE Cash Express, Inc. and NetSpend Corporation

10.3	Form of Amendment, dated February 19, 2013, to the Stock Option Award Agreements and the Restricted Stock Agreements between NetSpend Holdings, Inc. and James Jerome

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials from the NetSpend Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

* - Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

† - Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act.